Form 10-K
period 2022-09-30
ROCKWELL AUTOMATION, INC
filed 2022-11-08
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of registrant’s voting stock held by non-affiliates of registrant on March 31, 2022 was approximately $32.5 billion. 114,844,152 shares of registrant’s Common Stock, par value $1 per share, were outstanding on October 31, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 7, 2023, is incorporated by reference into Part III hereof.

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “believe”, “estimate”, “project”, “plan”, “expect”, “anticipate”, “will”, “intend”, and other similar expressions may identify forward-looking statements. Actual results may differ materially from those projected as a result of certain risks and uncertainties, many of which are beyond our control, including but not limited to:
•the availability and price of components and materials;
•macroeconomic factors, including inflation, global and regional business conditions (including adverse impacts in certain markets, such as Oil & Gas), commodity prices, currency exchange rates, the cyclical nature of our customers’ capital spending, and sovereign debt concerns;
•the severity and duration of disruptions to our business due to pandemics (including the COVID-19 pandemic), natural disasters (including those as a result of climate change), acts of war (including the Russia and Ukraine conflict), strikes, terrorism, social unrest or other causes, including the impacts of the COVID-19 pandemic and efforts to manage it on the global economy, liquidity and financial markets, demand for our hardware and software products, solutions, and services, our supply chain, our work force, our liquidity and the value of the assets we own;
•the availability and cost of capital;
•our ability to attract, develop, and retain qualified personnel;
•the successful integration and management of strategic transactions and achievement of the expected benefits of these transactions;
•laws, regulations, and governmental policies affecting our activities in the countries where we do business, including those related to tariffs, taxation, trade controls (including sanctions placed on Russia), cybersecurity, and climate change;
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

Item 1. Business
General
Rockwell Automation, Inc. (“Rockwell Automation” or the “Company”) is a global leader in industrial automation and digital transformation. We connect the imaginations of people with the potential of technology to expand what is humanly possible, making the world more productive and more sustainable. Our hardware and software products, solutions, and services are designed to meet our customers’ needs to reduce total cost of ownership, maximize asset utilization, improve time to market, and reduce enterprise business risk. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for additional information on our business and long-term strategy.
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
As used herein, the terms “we”, “us”, “our”, “Rockwell Automation”, or the “Company” include wholly-owned and controlled majority-owned subsidiaries and predecessors unless the context indicates otherwise. Information included in this Annual Report on Form 10-K refers to our continuing businesses unless otherwise indicated.
Whenever an Item of this Annual Report on Form 10-K refers to information in our Proxy Statement for our Annual Meeting of Shareowners to be held on February 7, 2023 (the Proxy Statement), or to information under specific captions in Item 7. MD&A, or in Item 8. Financial Statements and Supplementary Data (the Consolidated Financial Statements), the information is incorporated in that Item by reference. All date references to years and quarters refer to our fiscal year and quarters, unless otherwise stated.
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
Our operating segments share common sales, supply chain, and functional support organizations and conduct business globally. Major markets served by all segments consist of discrete end markets (e.g., Automotive, Semiconductor, and Warehousing & Logistics), hybrid end markets (e.g., Food & Beverage and Life Sciences), and process end markets (e.g., Oil & Gas, Metals, and Chemicals). See Note 19 in the Consolidated Financial Statements for additional information on our operating segments.
Geographic Information
We do business in more than 100 countries around the world. The largest sales outside the United States on a country of destination basis are in China, Canada, Italy, Mexico, Germany, and the United Kingdom. See Item 1A. Risk Factors for a discussion of risks associated with our global operations.
Competition
Our competitors range from large, diversified corporations that may also have business interests outside of industrial automation to smaller companies that offer a limited portfolio of industrial automation products, solutions, and services. Factors that influence our competitive position include the breadth of our product portfolio and scope of solutions, technology differentiation, domain expertise, installed base, distribution network, quality of hardware and software products, solutions, and services, global presence, and price. Major competitors include Siemens AG, ABB Ltd, Schneider Electric SA, Emerson Electric Co., Mitsubishi Electric Corp., Honeywell International Inc., AVEVA Group plc, Dassault Systemes, and Aspen Technology, Inc.

Distribution
In most countries, we sell primarily through independent distributors in conjunction with our direct sales force. Approximately 75 percent of our global sales are through independent distributors. Sales to our largest distributor in 2022, 2021, and 2020, were approximately 10 percent of our total sales.
Employees
See Item 7. MD&A for information on our employees, including information related to attracting, developing, and retaining highly qualified talent.
Raw Materials
We purchase a wide range of equipment, components, finished products, and materials used in our business. The raw materials essential to the manufacture of our products generally are available at competitive prices. We have a broad base of suppliers and subcontractors. We depend upon the ability of our suppliers and subcontractors to meet performance and quality specifications and delivery schedules. See Item 1A. Risk Factors for a discussion of risks associated with our reliance on third-party suppliers.
Backlog
See Item 7. MD&A for information on our order backlog.
Environmental Protection Requirements
Information about the effect of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 in the Consolidated Financial Statements. See Item 1A. Risk Factors for a discussion of risks associated with liabilities and costs related to environmental remediation.
Patents, Licenses, and Trademarks
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
Available Information
We maintain a website at https://www.rockwellautomation.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act), as well as our annual reports to shareowners and Section 16 reports on Forms 3, 4 and 5, are available free of charge on this site through the “Investors” link as soon as reasonably practicable after we file or furnish these reports with the SEC. All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at https://www.sec.gov. Our Guidelines on Corporate Governance and charters for our Board committees are also available on our website. The information contained on and linked from our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 1A. Risk Factors
In the ordinary course of our business, we face various strategic, operating, compliance, and financial risks. These risks could have an impact on our business, financial condition, operating results, and cash flows. Our most significant risks are set forth below and elsewhere in this Annual Report on Form 10-K.
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
We are subject to macroeconomic cycles and when recessions occur, we may experience reduced, canceled or delayed orders, payment delays or defaults, supply chain disruptions, or other adverse events as a result of the economic challenges faced by our customers, prospective customers, and suppliers.
Demand for our hardware and software products, solutions, and services is sensitive to changes in levels of production and the financial performance of major industries that we serve. As economic activity slows, credit markets tighten, or sovereign debt concerns arise, companies tend to reduce their levels of capital spending, which could result in decreased demand for our hardware and software products, solutions, and services.
As a global company operating in over 100 countries, we face risks related to foreign currency markets. A strengthening U.S. Dollar (USD) may adversely impact our sales and profitability related to business we do outside the U.S.
Oil & Gas is a major industry that we serve, including through our Sensia joint venture. When adverse Oil & Gas industry events arise, companies may reduce their levels of spending, which could result in decreased demand for our hardware and software products, solutions, and services. Demand for our hardware and software products, solutions, and services is sensitive to industry volatility and risks including those related to commodity prices, supply and demand dynamics, production costs, geological and political activities, and environmental regulations including those intended to reduce the impact of climate change.
Increases in energy demand and supply disruptions caused by the Russia and Ukraine conflict have resulted in significantly higher energy prices, particularly in Europe. Persistent high energy prices and the potential for further supply disruptions, including rationing, may have an adverse impact on industrial output and could reduce demand for our hardware and software products, solutions, and services in Europe.

We face the potential harms of natural disasters, including those as a result of climate change, pandemics, including the COVID-19 pandemic, acts of war, including the Russia and Ukraine conflict, terrorism, international conflicts, or other disruptions to our operations, the duration and severity of which are highly uncertain and difficult to predict.

Our business depends on the movement of people and goods around the world. Natural disasters (including but not limited to those as a result of climate change), pandemics (including the COVID-19 pandemic), acts or threats of war (including the Russia and Ukraine conflict) or terrorism, international conflicts, power outages, fires, explosions, equipment failures, sabotage, political instability, and the actions taken by governments could cause damage to or disrupt our business operations, our suppliers or our customers, and could create economic instability. Disruptions to our information technology (IT) infrastructure from system failures, shutdowns, power outages, telecommunication or utility failures, and other events, including disruptions at third-party IT and other service providers, could also interfere with or disrupt our operations. Although it is not possible to predict such events or their consequences, these events could decrease demand for our hardware and software products, solutions, or services, increase our costs, or make it difficult or impossible for us to deliver products, solutions, or services.
The COVID-19 pandemic continues to cause disruption to the global economy, including in all of the regions in which we, our suppliers, distributors, business partners, and customers do business and in which our workforce is located. We continue to monitor the pandemic, and while periodic local increases and decreases in COVID-19 cases are likely, generally the restrictions due to and in response to the pandemic continue to relax in most locations. However, the COVID-19 pandemic and efforts to manage it, including those by governmental authorities, have had, and could continue to have, an adverse effect on the economy and our business in many ways. This includes, but is not limited to, a continued limit on the movement of goods, services, and to some extent people, including our own workforce, resulting in worldwide disruptions in our supply chain and distribution. Adverse impacts to our customers’ business operations and financial condition could lead to a decrease in their liquidity and/or spending resulting in a decrease in demand for and our customers’ ability to pay for our hardware and software products, solutions, and services.
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
Our industry is highly competitive.
We face strong competition in all of our market segments in several significant respects. We compete based on breadth and scope of our hardware and software product portfolio and solution and service offerings, technology differentiation, the domain expertise of our employees and partners, product performance, quality of our hardware and software products, solutions, and services, knowledge of integrated systems and applications that address our customers’ business challenges, pricing, delivery, and customer service. The relative importance of these factors differs across the geographic markets and product areas that we serve and across our market segments. We seek to maintain competitive pricing levels across and within geographic markets by continually developing advanced technologies for new hardware and software products and product enhancements and offering complete solutions for our customers’ business problems. In addition, we continue to drive productivity to reduce our cost structure. If we fail to achieve our objectives, to keep pace with technological changes, or to provide high quality hardware and software products, solutions, and services, we may lose business or experience price erosion and correspondingly lower sales and margins. We expect the level of competition to remain high in the future, which could limit our ability to maintain or increase our market share or profitability.

Business and Operational Risks
We rely on suppliers to provide equipment, components, and services.
Our business requires that we buy equipment, components, and services including finished products, electronic components, and commodities. Our reliance on suppliers involves certain risks, including:
•shortages of components, commodities, or other materials, which could adversely affect our manufacturing efficiencies and ability to make timely delivery of our products, solutions, and services;
•changes in the cost of these purchases due to inflation, exchange rate fluctuations, taxes, tariffs, commodity market volatility, or other factors that affect our suppliers;
•poor quality or an insecure supply chain, which could adversely affect the reliability and reputation of our hardware and software products, solutions, and services;
•embargoes, sanctions, and other trade restrictions that may affect our ability to purchase from various suppliers; and
•intellectual property risks such as challenges to ownership of rights or alleged infringement by suppliers.
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
Our success depends on the efforts and abilities of our management team and employees. The skills, experience, and industry knowledge of our employees significantly benefit our operations and performance. The market for employees and leaders with certain skills and experiences is very competitive, and difficulty attracting, developing, and retaining members of our management team and key employees could have a negative effect on our business, operating results, and financial condition. Maintaining a positive and inclusive culture and work environment, offering attractive compensation, benefits, and development opportunities, and effectively implementing processes and technology that enable our employees to work effectively and efficiently are important to our ability to attract and retain employees.
We sell to customers around the world and are subject to the risks of doing business in many countries.
We do business in more than 100 countries around the world. In addition, our manufacturing operations, suppliers, and employees are located in many places around the world. Less than half of our total sales in 2022 were to customers outside the U.S. The future success of our business depends on growth in our sales in all global markets. Our global operations are subject to numerous financial, legal, and operating risks, such as political and economic instability; prevalence of corruption in certain countries; enforcement of contract and intellectual property rights; and compliance with existing and future laws, regulations, and policies, including those related to exports, imports, tariffs, embargoes and other trade restrictions (including sanctions placed on Russia), investments, taxation, product content and performance, employment, and repatriation of earnings. In addition, we are affected by changes in foreign currency exchange rates, inflation rates, and interest rates. The occurrence or consequences of these risks may make it more difficult to operate our business and may increase our costs, which could decrease our profitability and have an adverse effect on our financial condition.

Failures or security breaches of our products, connected services, manufacturing environment, supply chain, or information technology systems could have an adverse effect on our business.
We rely heavily on technology in our hardware and software products, solutions, and services for our customers’ manufacturing environment, and in our enterprise infrastructure. Despite the implementation of security measures, our systems are vulnerable to unauthorized access by nation states, hackers, cyber-criminals, malicious insiders, and other actors who may engage in fraud, theft of confidential or proprietary information, or sabotage. Our systems could be compromised by malware (including ransomware), cyber attacks, and other events, ranging from widespread, non-targeted, global cyber threats to targeted advanced persistent threats. Given that our hardware and software products, solutions, and services are used in critical infrastructure, these threats could indicate increased risk for our products, services, solutions, manufacturing, and IT infrastructure. Past global cyber attacks have also been perpetuated by compromising software updates in widely-used software products, increasing the risk that vulnerabilities or malicious content could be inserted into our products. In some cases, malware attacks were spread throughout the supply chain, moving from one company to the next via authorized network connections.
Our hardware and software products, solutions, and services are used by our direct and indirect customers in applications that may be subject to information theft, tampering, sabotage, or cyber-attacks. Careless or malicious actors could cause a customer’s process to be disrupted or could cause equipment to operate in an improper manner that could result in harm to people or property. While we continue to improve the security attributes of our hardware and software products, solutions, and services, we can reduce risk, not eliminate it. To a significant extent, the security of our customers’ systems depends on how those systems are designed, installed, protected, configured, updated and monitored, and much of this is typically outside our control. In addition, both software and hardware supply chains introduce security vulnerabilities into many products across the industry.
Our business uses technology resources on a dispersed, global basis for a wide variety of functions including development, engineering, manufacturing, sales, accounting, and human resources. Our vendors, partners, employees, and customers have access to, and share, information across multiple locations via various digital technologies. In addition, we rely on partners and vendors, including cloud providers, for a wide range of products and outsourced activities as part of our internal IT infrastructure and our commercial offerings. Secure connectivity is important to these ongoing operations. Also, our partners and vendors frequently have access to our confidential information as well as confidential information about our customers, employees, and others. We design our security architecture to reduce the risk that a compromise of our partners’ infrastructure, for example a cloud platform, could lead to a compromise of our internal systems or customer networks. In addition, our Third-Party Risk Program manages risk posed by our suppliers that have access to our confidential information, systems, or network, but this risk cannot be eliminated and vulnerabilities at third parties could result in unknown risk exposure to our business and information.
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
In North America, a large percentage of our sales are through distributors. In certain other countries, the majority of our sales are also through a limited number of distributors. We depend on the capabilities and competencies of our distributors to sell our hardware and software products, solutions, and services and deliver value to our customers. Disruptions to our existing distribution channel or the failure of distributors to maintain and develop the appropriate capabilities to sell our hardware and software products, solutions, and services could adversely affect our sales. A disruption could result from the sale of a distributor to a competitor, financial instability of a distributor, or other events.
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
In addition, we own the rights to many patents, trademarks, brand names, and trade names that are important to our business. The inability to enforce our intellectual property rights (including as a result of counterfeit products and sales made by unauthorized resellers) may have an adverse effect on our results of operations. Expenses related to enforcing our intellectual property rights could be significant.
Increasing employee benefit costs and funding requirements could have a negative effect on our operating results and financial condition.
One important aspect of attracting and retaining qualified personnel is continuing to offer competitive employee retirement and health care benefits. The expenses we record for our pension and other postretirement benefit plans depend on factors such as changes in market interest rates, the value of plan assets, mortality assumptions, and healthcare trend rates. Significant unfavorable changes in these factors would increase our expenses and funding requirements. Expenses and funding requirements related to employer-funded healthcare benefits depend on laws and regulations, which could change, as well as healthcare cost inflation. An inability to control costs and funding requirements related to employee and retiree benefits could negatively impact our operating results and financial condition.
Strategic Transactions and Investments Risks
Failure to identify, manage, complete, and integrate strategic transactions may adversely affect our business or we may not achieve the expected benefits of these transactions.
As part of our strategy, we pursue strategic transactions, including acquisitions, joint ventures, investments, and other business opportunities and purchases of technology from third parties. In order to be successful, we must identify attractive transaction opportunities, effectively complete the transaction, and manage post-closing matters, such as integration of the acquired business or technology (including related personnel) and cooperation with our joint venture and other strategic partners. We may not be able to identify or complete beneficial transaction opportunities given the intense competition for them. Completing these transactions requires favorable environments and we may encounter difficulties in obtaining the necessary regulatory approvals in both domestic and foreign jurisdictions. Even if we successfully identify and complete such transactions, we may not achieve the expected benefits of such transactions and we may not be able to successfully address risks and uncertainties inherent in such transactions, including:

•difficulties in integrating the purchased or new operations, technologies, products or services, retaining customers, and achieving the expected benefits of the transaction, such as sales increases, access to technologies, cost savings, and increases in geographic or product presence, in the desired time frames;
•loss of key employees or difficulties integrating personnel;

•legal and compliance issues;
•unknown or undisclosed and unmitigated cyber risks to purchased systems, products, and services;
•difficulties implementing and maintaining consistent standards, financial systems, internal and other controls, procedures, policies, and information systems;
•difficulties maintaining relationships with our joint venture and other strategic partners (including as a result of such joint venture and other strategic partners having differing business objectives) and managing disputes with such joint venture and other strategic partners that may arise in connection with our relationships with them; and
•difficulties in yielding the desired strategic or financial benefit from venture capital investments, including as a result of being a minority investor or macroeconomic conditions.

Strategic transactions and technology investments could result in debt, dilution, liabilities, increased interest expense, restructuring charges, and impairment and amortization expenses related to goodwill and identifiable intangible assets.
We own common stock in PTC Inc. and are exposed to the volatility, liquidity, and other risks inherent in holding that stock.
We own common stock of PTC Inc. (PTC), a Nasdaq-listed company. We present this investment on our Consolidated Balance Sheet at its fair value at the end of each reporting period. The fair value of our shares of PTC common stock (PTC Shares) is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions, and the performance of PTC. We recognize all changes in the fair value of the PTC Shares (whether realized or unrealized) as gains or losses in our Consolidated Statement of Operations. Accordingly, changes in the fair value of the PTC Shares can materially impact the earnings we report, which introduces volatility in our earnings that is not associated with the results of our business operations. In particular, significant declines in the fair value of the PTC Shares would produce significant declines in our reported earnings.

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

Finally, our equity position in PTC is a minority position, which exposes us to further risk as we are not able to exert control over PTC.
Legal, Tax, and Regulatory Risks
New legislative and regulatory actions could adversely affect our business.
Legislative and regulatory action, including those related to corporate income taxes, the environment, materials, products, certification, and labeling, privacy, cybersecurity, or climate change, may be taken in the jurisdictions where we operate that may affect our business activities or may otherwise increase our costs to do business.
In October 2021, the Organization for Economic Cooperation and Development (OECD) and G20 Finance Ministers reached an agreement that, among other things, ensures that income earned in each jurisdiction that a multinational enterprise operates in is subject to a minimum corporate income tax rate of at least 15%. Discussions related to the formal implementation of this agreement, including within the tax law of each member jurisdiction including the United States, are ongoing. Enactment of this regulation in its current form would increase the amount of global corporate income tax paid by the Company.
We are increasingly required to comply with various environmental and other material, product, certification, and labeling laws and regulations (including the emerging European Union Eco-design for Sustainable Products Regulation). Our customers may also be required to comply with such legislative and regulatory requirements. These requirements could increase our costs and could potentially have an adverse effect on our ability to do business in certain jurisdictions. Changes in these requirements could impact demand for our hardware and software products, solutions, and services.

Compliance with privacy and cybersecurity regulations could increase our operating costs as part of our efforts to protect and safeguard our sensitive data, personal information, and IT infrastructure. Failure to maintain information privacy could result in legal liability or reputational harm.
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
Various lawsuits, claims, and proceedings have been or may be asserted against us relating to the conduct of our business or of our divested businesses, including those pertaining to the safety and security of the hardware and software products, solutions, and services we sell, employment, contract matters, and environmental remediation.
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
Our operations are subject to various environmental regulations concerning human health, the limitation and control of emissions and discharges into the air, ground, and water, the quality of air and bodies of water, and the handling, use, and disposal of specified substances. Our financial responsibility to clean up contaminated property or for natural resource damages may extend to previously owned or used properties, waterways and properties owned by unrelated companies or individuals, as well as properties that we currently own and use, regardless of whether the contamination is attributable to prior owners. We have been named as a potentially responsible party at cleanup sites and may be so named in the future, and the costs associated with these current and future sites may be significant.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our global headquarters in Milwaukee, Wisconsin, an owned facility, includes product development, sales, marketing, manufacturing, supply chain operations, finance, and other administrative and executive office functions. Most of our other facilities are leased and shared across our three operating segments. At September 30, 2022, the Company had approximately 50 manufacturing and distribution locations worldwide, disbursed evenly across our regions.
There are no major encumbrances (other than financing arrangements, which in the aggregate are not significant) on any of our properties or equipment. Our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Item 3. Legal Proceedings
The information required by this Item 3 is contained in Note 17 in the Consolidated Financial Statements within the section entitled Other Matters.

Item 4. Mine Safety Disclosures
Not applicable.
Item 4A. Information about our Executive Officers
The name, age, office and position held with the Company, and principal occupations and employment during the past five years of each of the executive officers of the Company as of November 1, 2022 are:

Name, Office and Position, and Principal Occupations and Employment	Age
Blake D. Moret — Chairman of the Board since January 1, 2018, and President and Chief Executive Officer since July 1, 2016	59
Nicholas C. Gangestad — Senior Vice President and Chief Financial Officer since March 1, 2021; previously Senior Vice President and Chief Financial Officer, 3M Company (consumer goods, health care and worker safety)	58
Scott A. Genereux — Senior Vice President and Chief Revenue Officer since February 1, 2021; previously Executive Vice President of Worldwide Field Operations at Veritas (provider of information management services) (2017-2020), and Senior Vice President at Oracle (cloud applications and platform services)	59
Rebecca W. House — Senior Vice President, Chief People (since July 2020) and Legal Officer and Secretary since January 3, 2017	49
Frank C. Kulaszewicz — Senior Vice President Lifecycle Services since October 1, 2020; previously Senior Vice President	58
Veena M. Lakkundi — Senior Vice President, Strategy and Corporate Development since November 1, 2021; previously Senior Vice President, Strategy & Business Development (2020-2021), Vice President and General Manager, Industrial Adhesives and Tapes Division (2019-2020), Vice President and Chief Ethics & Compliance Officer, Compliance and Business Conduct, Legal Affairs (2017-2019) at 3M Company (consumer goods, health care and worker safety)	53
John M. Miller — Vice President and Chief Intellectual Property Counsel	55
Tessa M. Myers — Senior Vice President Intelligent Devices since June 6, 2022; previously Vice President and General Manager, Production Operations Management (from April 2021-June 2022), Vice President, Product Management (from October 2020-April 2021), and Regional President, North America	46
Christopher Nardecchia — Senior Vice President and Chief Information Officer since November 1, 2017	60
Cyril P. Perducat — Senior Vice President (since June 1, 2021) and Chief Technology Officer since July 1, 2021; previously Executive Vice President, Schneider Electric (energy and automation digital solutions)	53
Terry L. Riesterer — Vice President and Controller since November 29, 2019; previously Vice President, Corporate Financial Planning and Analysis and Corporate Development (from August 2016-November 2019) and Vice President, Global Finance Operations	54
Brian A. Shepherd — Senior Vice President Software and Control since February 1, 2021; previously President, Production Software SFx (2019-2020) and Senior Vice President, Software Solutions (2017-2019) at Hexagon Manufacturing Intelligence (metrology and manufacturing solution specialist), and Executive Vice President, PTC Inc. (digital technology)	57
Isaac R. Woods — Vice President and Treasurer since October 1, 2020; previously Director, Finance, Power Control Business (from March 2019-October 2020), Director, Capital Markets (from January 2017-March 2019), and Manager, Corporate Finance and Investor Relations	37
Francis S. Wlodarczyk — Senior Vice President since June 1, 2022; previously Senior Vice President Intelligent Devices (from October 2020-June 2022) and Senior Vice President (from July 2018-October 2020)	57
There are no family relationships, as defined by applicable SEC rules, between any of the above executive officers and any other executive officer or director of the Company. No officer of the Company was selected pursuant to any arrangement or understanding between the officer and any person other than the Company. All executive officers are elected annually.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our common stock, $1 par value, is listed on the New York Stock Exchange and trades under the symbol “ROK”. On October 31, 2022, there were 12,652 shareowners of record of our common stock.
Company Purchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1 – 31, 2022	193,368	$208.92	193,368	$1,286,459,441
August 1 – 31, 2022	73,880	249.01	73,880	1,268,062,555
September 1 – 30, 2022	71,780	234.01	71,780	1,251,265,224
Total	339,028	$222.97	339,028
(1) All of the shares purchased during the quarter ended September 30, 2022, were acquired pursuant to the repurchase program described in (3) below.
(2) Average price paid per share includes brokerage commissions.
(3) On both July 24, 2019, and May 2, 2022, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. Our repurchase program allows us to repurchase shares at management’s discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.
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
The following line graph compares the cumulative total shareowner return on our common stock against the cumulative total return of the S&P Composite-500 Stock Index (S&P 500 Index), the S&P 500 Selected GICS groups (Capital Goods, Software & Services, and Technology Hardware & Equipment), and the S&P Electrical Components & Equipment Index for the period of five fiscal years from October 1, 2017, to September 30, 2022, assuming in each case a fixed investment of $100 at the respective closing prices on September 30, 2017, and reinvestment of all dividends.
For performance shares awarded in fiscal 2021, we changed our relative performance benchmark group from the S&P 500 Index to the S&P 500 Selected GICS groups noted above in order to include companies that are more aligned with the Company's strategic direction. Accordingly, we will begin comparing our cumulative total shareowner return to the cumulative total return of both the S&P 500 Index and the S&P 500 Selected GICS groups (weighted based on respective GICS market capitalization) in the following graph. We have included the S&P Electrical Components & Equipment Index for this fiscal year only for comparative purposes to prior fiscal year graphs.

Comparison of Five-Year Cumulative Total Return
Rockwell Automation, S&P 500 Index, S&P 500 Selected GICS groups, and S&P Electrical Components & Equipment

$300
$250
$200
$150
$100
$50
2017
2018
2019
2020
2021
2022
Fiscal Year Ended September 30
Rockwell Automation
S&P 500 Index
S&P Selected GICS groups
S&P Electrical Components & Equipment

The cumulative total returns on Rockwell Automation common stock and each index as of September 30, 2017 through 2022 plotted in the above graph are as follows:

	2017	2018	2019	2020	2021	2022
Rockwell Automation (1)	$100.00	$107.27	$96.48	$131.85	$178.54	$132.89
S&P 500 Index	100.00	117.90	122.90	141.50	183.93	155.43
S&P Selected GICS groups	100.00	126.80	136.68	195.25	248.49	210.34
S&P Electrical Components & Equipment	100.00	115.84	111.96	130.07	188.42	149.34
Cash dividends per common share	3.04	3.51	3.88	4.08	4.28	4.48
(1) Includes the reinvestment of all dividends in our common stock.

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
•drive double digit growth in annual recurring revenue (ARR);
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

By implementing the above strategy, we seek to achieve our long-term financial goals, including above-market organic sales growth, increasing the portion of our total revenue that is recurring in nature, EPS growth above sales growth, return on invested capital in excess of 20 percent, and free cash flow equal to about 100 percent of Adjusted Income. We expect acquisitions to add a percentage point or more per year to long-term sales growth.
Our customers face the challenge of remaining globally cost competitive and automation can help them achieve their productivity and sustainability objectives. Our value proposition is to help our customers reduce time to market, lower total cost of ownership, improve asset utilization and manage enterprise risks.
Differentiation through Technology Innovation and Domain Expertise
Our integrated control and information architecture, with Logix at its core, is an important differentiator. We are the only automation provider that can support discrete, process, batch, safety, motion, and power control on the same hardware platform with the same software programming environment. Our integrated architecture is scalable with standard open communications protocols making it easier for customers to implement it more cost effectively. Our information software portfolio, combined with the software made available as a result of our strategic alliance with PTC, is the most comprehensive and flexible information platform in the industry. Through the combination of this technology and our domain expertise we help customers to achieve additional productivity benefits, such as reduced unplanned downtime, improved energy efficiency, higher quality, and increased throughput yield.
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
As we expand in markets with considerable growth potential and shift our global footprint, we expect to continue to broaden the portfolio of hardware and software products, solutions, and services that we provide to our customers in these regions. We have made significant investments to globalize our manufacturing, product development and customer-facing resources in order to be closer to our customers throughout the world. The emerging markets of Asia Pacific, including China and India, Latin America, Central and Eastern Europe and Africa are projected to be the fastest growing over the long term, due to higher levels of infrastructure investment and the growing middle-class population. We believe that increased demand for consumer products in these markets will lead to manufacturing investment and provide us with additional growth opportunities in the future.
Enhanced Market Access
Over the past decade, our investments in technology and globalization have enabled us to expand our addressed market to over $100 billion. Our process initiative has been the most important contributor to this expansion and remains our largest growth opportunity.
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
Aerospace
Other Discrete
Outsourcing and Sustainability Trends
Demand for our hardware and software products, solutions, and services across all industries benefits from the outsourcing and sustainability needs of our customers. Customers increasingly desire to outsource engineering services to achieve a more flexible cost base. Our manufacturing application knowledge enables us to serve these customers globally.
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
Acquisitions and Investments
Our acquisition and investment strategy focuses on hardware and software products, solutions, and services that will be catalytic to the organic growth of our core offerings.
In March 2022, we, through our Sensia affiliate, acquired Swinton Technology, a provider of meeting supervisory systems and measurement expertise in the Oil & Gas industry.
In November 2021, we acquired AVATA, a services provider for supply chain management, enterprise resource planning, and enterprise performance management solutions.
In August 2021, we acquired Plex Systems, a cloud-native smart manufacturing platform. Plex offers a single-instance, multi-tenant Software-as-a-Service manufacturing platform, including advanced manufacturing execution systems, quality, and supply chain management capabilities.
In December 2020, we acquired Fiix Inc., a privately-held, artificial intelligence enabled computerized maintenance management system (CMMS) company based in Toronto, Ontario, Canada. Fiix’s cloud-native CMMS creates workflows for the scheduling, organizing, and tracking of equipment maintenance; connects seamlessly to business systems; and drives data-driven decisions.
In October 2020, we acquired Oylo, a privately-held industrial cybersecurity services provider based in Barcelona, Spain. Oylo provides a broad range of industrial control system cybersecurity services and solutions including assessments, turnkey implementations, managed services and incident response.

In April 2020, we acquired ASEM, S.p.A., a provider of digital automation technologies based in Italy. ASEM’s products will allow us to provide customers with a high degree of configurability for their industrial computing needs, allow them to achieve faster time to market, lower their cost of ownership, improve asset utilization, and better manage enterprise risk.
In April 2020, we also acquired Kalypso, LP, a privately-held U.S.-based software delivery and consulting firm specializing in the digital transformation of industrial companies with a strong client base in life sciences, consumer products and industrial high-tech.
In January 2020, we acquired Avnet Data Security, LTD, an Israel-based cybersecurity provider with over 20 years of experience. Avnet’s combination of service delivery, training, research, and managed services enables us to serve more customers and accelerate our portfolio development.
In October 2019, we completed the formation of a joint venture, Sensia, a fully integrated digital oilfield automation solutions provider, with SLB. The joint venture leverages SLB’s oil and gas domain knowledge and our automation and information expertise. Rockwell Automation owns 53% of Sensia and SLB owns 47% of Sensia.
In October 2019, we also acquired MESTECH Services, a global provider of Manufacturing Execution Systems / Manufacturing Operations Management, digital solutions consulting, and systems integration services. The acquisition of MESTECH expands our capabilities to profitably grow information solutions and connected services globally and accelerate our ability to help our customers execute digital transformation initiatives.
In January 2019, we acquired Emulate3D, an innovative engineering software developer whose products digitally simulate and emulate industrial automation systems. This acquisition enables our customers to virtually test machine and system designs before incurring manufacturing and automation costs and committing to a final design.
In addition, we make venture investments that enable access to complementary and leading edge technologies aligned with our strategic priorities, accelerating internal development efforts, reducing time to market, and as a hedge against disruptive technologies.
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
Our commitment to diversity, equity, and inclusion starts at the top. Our 11 board members include three female and two African American directors. In fiscal 2021, we hired our first chief diversity officer and made investments to accelerate our efforts to increase diversity, equity, and inclusion across the company.
A culture of integrity is fundamental to Rockwell’s core values, including a formal ethics and compliance organization and an Ombuds office that investigates ethical and legal concerns brought forth by employees. Our code of conduct, along with our partner code of conduct and supplier code of conduct prohibits corrupt acts, bribery, and anticompetitive behavior. Employee training is used to reinforce our values companywide, with participation in trainings related to ethics, environment, health and safety, and emergency responses at or near 100%.

There are several ways in which we attract, develop, and retain highly qualified talent, including:
•we make the safety and health of our employees a top priority. We strive for zero workplace injuries and illnesses and operate in a manner that recognizes safety as fundamental to Rockwell Automation being a great place to work. In fiscal 2022, we achieved 0.38 recordable cases per 100 employees.
•we capture and act upon employee feedback through our annual employee engagement survey. It measures several engagement indicators and drivers and provides an overall employee engagement index (EEI) with external benchmark comparison. The latest survey, conducted in March 2022, showed an EEI of 76, which was equal to a global norm for this index. Our global inclusion index score was 77, two points higher than the global benchmark of 75.
•we invest in growth and development of our employees. As the pace of change increases, it is important we provide re-skilling and upskilling opportunities for our technical talent, along with soft skills and leadership development for all. We offer a portfolio of all employee, managerial, and leader training that spans on-demand, virtual, and live instructor-led formats. Our programs focus on basic as well as transformational skills. We take pride in our culture and in fiscal 2021 created an opportunity for our employees to participate in team-based culture workshops. In fiscal 2022, the majority of our employees completed one or more of our training programs representing over 500,000 learning hours.
•we offer employee assistance and work life benefits to all global employees. Our comprehensive benefits include healthcare benefits, disability and life insurance benefits, paid time off, and leave programs. Rockwell offers plans and resources to help employees meet future savings goals through defined benefit and retirement savings plans. We offer flextime, remote work, and part-time arrangements whenever business conditions permit. We believe that face to face interaction is critical for our culture, innovation, people development, and engagement, and that flexible, virtual work arrangements help employees be more productive and engaged. During fiscal 2022, we launched our Hybrid Workplace Program, which combines the values of both physical workspaces and virtual work options, both of which are important for attracting, retaining, and developing talent and facilitating innovation, engagement, and productivity.
We monitor employee retention and attrition rates by demographic factors including by gender, ethnicity, generation, years of service, career role, region, business, and function. We generally experienced higher attrition rates in fiscal 2022 as compared to fiscal 2021. We believe the increase is consistent with market trends experienced broadly across labor markets in fiscal 2022. We use attrition rate information to identify and address unfavorable trends to mitigate risk to our business. See Item 1A. Risk Factors for a discussion of risks relating to our inability to attract, develop, and retain highly qualified talent.
At September 30, 2022, our employees, including those employed by consolidated subsidiaries, by region were approximately:

North America	10,000
Europe, Middle East and Africa	5,500
Asia Pacific	6,000
Latin America	4,500
Total employees	26,000
Our employees had the following global gender demographics based on voluntary disclosure:

	September 30, 2022
	Women	Men
All employees	32%	68%
Individual Contributors	33%	67%
People Managers	26%	74%

Technical Talent	17%	83%

Manufacturing Associates	48%	52%

Our U.S. employees had the following race and ethnicity demographics based on voluntary disclosure:

	September 30, 2022
	Black / African American	Asian	Hispanic / Latinx	White	Multiracial, Native American and Pacific Islander	Undisclosed
All U.S. Employees	7%	9%	5%	73%	2%	4%
Individual Contributors	7%	10%	5%	72%	2%	4%
People Managers	6%	7%	5%	78%	1%	3%

Technical Talent	6%	12%	6%	72%	2%	2%

Manufacturing Associates	14%	13%	3%	54%	2%	14%
Continuous Improvement
Productivity and continuous improvement are important components of our culture. We have programs in place that drive ongoing process improvement, functional streamlining, material cost savings, and manufacturing productivity. These are intended to improve profitability that can be used to fund investments in growth and to offset inflation. Our ongoing productivity initiatives target both cost reduction and improved asset utilization. Charges for workforce reductions and facility rationalization may be required in order to effectively execute our productivity programs.

U.S. Economic Trends
In 2022, sales in the U.S. accounted for over half of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:
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
The table below depicts the trends in these indicators from fiscal 2020 to 2022. These figures are as of November 8, 2022, and are subject to revision by the issuing organizations. The IP index rose 0.5, a slower rate of acceleration, in the fourth quarter of fiscal 2022 versus the third quarter of fiscal 2022. The U.S. manufacturing sector continued to expand in the fourth quarter with PMI remaining above 50, however, this is the lowest rate since the pandemic recovery began, reflecting an easing of demand.

	IP Index	PMI
Fiscal 2022 quarter ended:
September 2022	102.4	50.9
June 2022	101.9	53.0
March 2022	101.1	57.1
December 2021	100.1	58.8
Fiscal 2021 quarter ended:
September 2021	98.8	60.5
June 2021	97.9	60.9
March 2021	96.7	63.7
December 2020	96.1	60.5
Fiscal 2020 quarter ended:
September 2020	94.1	55.7
June 2020	84.6	52.2
March 2020	97.5	49.7
December 2019	101.7	47.8
During 2022, inflation in the U.S. has had an impact on our input costs and pricing. The Producer Price Index (PPI), published by the Bureau of Labor Statistics, measures the average change over time in the selling prices received by domestic producers for their output. PPI for September 30, 2022, June 30, 2022, March 31, 2022, and December 31, 2021, increased 8.5 percent, 11.3 percent, 11.7 percent, and 10.0 percent, respectively, compared to September 30, 2021, June 30, 2021, March 31, 2021, and December 31, 2020. These figures are as of November 8, 2022, and are subject to revision by the issuing organization.
Non-U.S. Economic Trends
In 2022, sales to customers outside the U.S. accounted for less than half of our total sales. These customers include both indigenous companies and multinational companies with a global presence. In addition to the global factors previously mentioned in the Overview section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure, and expanding consumer markets. We use changes in key countries' gross domestic product (GDP), IP, and PMI as indicators of the growth opportunities in each region where we do business. Industrial output outside the U.S. was mixed in the fourth quarter of fiscal 2022.
Global GDP forecasts are mixed, with Europe, Middle East, and Africa and Latin America projected to see slowing growth from 2022 to 2023 and Asia projected to see flat to slightly higher growth. Supply chain disruptions, labor shortages, and global inflation are expected to remain persistent in 2023, along with elevated geopolitical instability.

Supply Chain
We have a global supply chain, including a network of suppliers and manufacturing and distribution facilities. The supply chain is stressed by increased demand, along with pandemic-related and other global events that have put additional pressures on manufacturing output and freight lanes. This has resulted in and could continue to result in:
•disruptions in our supply chain;
•difficulty in procuring or inability to procure components and materials necessary for our hardware and software products, solutions, and services;
•increased costs for commodities, components, and freight services; and
•delays in delivering, or an inability to deliver, our hardware and software products, solutions, and services.
Our total order backlog consists of (in millions):

	September 30,
	2022	2021
Intelligent Devices	$2,086.1	$1,052.8
Software & Control	1,456.8	618.2
Lifecycle Services	1,654.1	1,239.5
Total Company	$5,197.0	$2,910.5
See Note 2 in the Consolidated Financial Statements for additional information on the nature of our products and services and revenue recognition.
We are closely managing our end-to-end supply chain, from sourcing to production to customer delivery, with a particular focus on all critical and at-risk suppliers and supplier locations globally. We have made large-scale investments to increase capacity across our network in support of our orders growth. Additional actions we are taking include:
•extending order visibility to our supply base to ensure we are appropriately planning for extended component lead times;
•securing longer-term supply agreements with critical partners;
•re-engineering of existing products to increase component supply resiliency;
•capacity investments, including redundant manufacturing lines and additional electronic assembly equipment; and
•qualification of additional suppliers to diversify our supplier base.
We believe these and other actions we are taking will over time normalize our product lead times and reduce our backlog.
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

Outlook
The table below provides guidance for sales growth and earnings per share for fiscal 2023 as of November 8, 2022. Our guidance reflects record backlog and assumes continued supply chain stabilization.

Sales Growth Guidance		EPS Guidance
Reported sales growth	7.5% - 11.5%	Diluted EPS	$9.54 - $10.34
Organic sales growth (1)	9.0% - 13.0%	Adjusted EPS (1)	$10.20 - $11.00
Inorganic sales growth	~ 1.0%
Currency translation	~ (2.5)%
(1) Organic sales growth and Adjusted EPS are non-GAAP measures. See Supplemental Sales Information and Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation for more information on these non-GAAP measures.
Note: Guidance includes estimated impact of CUBIC acquisition in fiscal year 2023.

Summary of Results of Operations
The following table reflects our sales and operating results (in millions, except per share amounts and percentages):

	Year Ended September 30,
	2022	2021	2020
Sales
Intelligent Devices (a)	$3,544.6	$3,311.9	$2,956.0
Software & Control (b)	2,312.9	1,947.0	1,681.3
Lifecycle Services (c)	1,902.9	1,738.5	1,692.5
Total sales (d)	$7,760.4	$6,997.4	$6,329.8
Segment operating earnings (1)
Intelligent Devices (e)	$717.6	$702.1	$587.8
Software & Control (f)	666.7	531.0	473.8
Lifecycle Services (g)	158.3	158.2	196.3
Total segment operating earnings (2) (h)	1,542.6	1,391.3	1,257.9
Purchase accounting depreciation and amortization	(103.9)	(55.1)	(41.4)
Corporate and other	(104.7)	(120.6)	(98.9)
Non-operating pension and postretirement benefit cost	(4.7)	(63.8)	(37.4)
Change in fair value of investments	(136.9)	397.4	153.9
Legal settlement	—	70.0	—
Interest expense, net	(118.8)	(93.0)	(98.0)
Income before income taxes (i)	1,073.6	1,526.2	1,136.1
Income tax provision	(154.5)	(181.9)	(112.9)
Net income	919.1	1,344.3	1,023.2
Net loss attributable to noncontrolling interests	(13.1)	(13.8)	(0.2)
Net income attributable to Rockwell Automation	$932.2	$1,358.1	$1,023.4

Diluted EPS	$7.97	$11.58	$8.77

Adjusted EPS (3)	$9.49	$9.43	$7.87

Diluted weighted average outstanding shares	116.7	117.1	116.6

Pre-tax margin (i/d)	13.8%	21.8%	17.9%

Intelligent Devices segment operating margin (e/a)	20.2%	21.2%	19.9%
Software & Control segment operating margin (f/b)	28.8%	27.3%	28.2%
Lifecycle Services segment operating margin (g/c)	8.3%	9.1%	11.6%
Total segment operating margin (2) (h/d)	19.9%	19.9%	19.9%
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

2022 Compared to 2021
Sales
Sales in fiscal 2022 increased 10.9 percent compared to 2021. Organic sales increased 11.3 percent. Currency translation decreased sales by 2.7 percentage points. Acquisitions increased sales by 2.3 percentage points. Organic annual recurring revenue at September 30, 2022, grew approximately 14 percent compared to September 30, 2021. See Organic Annual Recurring Revenue for information on this measure. Pricing increased sales in our Intelligent Devices and Software & Control operating segments by approximately 3.3 percentage points.
The table below presents our sales for the year ended September 30, 2022, attributed to the geographic regions based upon country of destination, and the percentage change from the same period in 2021 (in millions, except percentages). The results by region, segment, and industry were primarily driven by component availability rather than the underlying demand.

		Change vs.	Change in Organic Sales (1) vs.
	Year Ended September 30, 2022	Year Ended September 30, 2021	Year Ended September 30, 2021
North America	$4,722.0	14.3%	10.7%
Europe, Middle East and Africa	1,437.6	2.3%	11.8%
Asia Pacific	1,088.0	7.5%	10.8%
Latin America	512.8	14.8%	15.8%
Total Company Sales	$7,760.4	10.9%	11.3%
(1) Organic sales and organic sales growth exclude the effect of acquisitions, changes in currency exchange rates, and divestitures. See Supplemental Sales Information for information on these non-GAAP measures.
Corporate and Other
Corporate and other expenses were $104.7 million in fiscal 2022 compared to $120.6 million in fiscal 2021. The prior year includes deal costs associated with the acquisition of Plex Systems.
Income before Income Taxes
Income before income taxes decreased to $1,073.6 million in 2022 from $1,526.2 million in 2021, primarily due to fair-value adjustments recognized in connection with our investment in PTC (the “PTC adjustments”) and a $70 million pre-tax favorable legal settlement in the first quarter of fiscal 2021, partially offset by higher operating earnings. Total segment operating earnings increased to $1,542.6 million from $1,391.3 million in 2021, primarily due to higher sales, including price increases, and lower incentive compensation, partially offset by higher input costs and higher investment spend.
Income Taxes
The effective tax rate in 2022 was 14.4 percent compared to 11.9 percent in 2021. The Adjusted Effective Tax Rate in 2022 was 16.0 percent compared to 11.6 percent in 2021. The increases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to higher discrete benefits in the prior year.
See Note 16 in the Consolidated Financial Statements for a complete reconciliation of the United States statutory tax rate to the effective tax rate and more information on tax events in 2022 and 2021 affecting each year’s respective tax rates.
Diluted EPS and Adjusted EPS
Fiscal 2022 Net income attributable to Rockwell Automation was $932.2 million or $7.97 per share, compared to $1,358.1 million or $11.58 per share in fiscal 2021. The decreases in Net income attributable to Rockwell Automation and diluted EPS were primarily due to the PTC adjustments and a $70 million pre-tax favorable legal settlement in the first quarter of fiscal 2021, partially offset by higher operating earnings. Adjusted EPS was $9.49 in fiscal 2022, up 0.6 percent compared to $9.43 in fiscal 2021, primarily due to higher sales, including price increases, and lower incentive compensation, partially offset by higher input costs, higher investment spend, higher tax rate, and the prior year favorable legal settlement.

Intelligent Devices
Sales
Intelligent Devices sales increased 7.0 percent in 2022 compared to 2021. Organic sales increased 9.7 percent. The effects of currency translation decreased sales by 2.7 percentage points. All regions experienced sales increases.
Segment Operating Margin
Intelligent Devices segment operating earnings increased 2.2 percent year over year. Segment operating margin decreased to 20.2 percent in 2022 from 21.2 percent in 2021, primarily driven by higher input costs and higher investment spend, partially offset by higher sales, including pricing increases, and lower incentive compensation.
Software & Control
Sales
Software & Control sales increased 18.8 percent in 2022 compared to 2021. Organic sales increased 13.8 percent. The effects of currency translation decreased sales by 2.7 percentage points and acquisitions increased sales by 7.7 percentage points. All regions experienced reported and organic sales increases, except for EMEA where organic sales increased but unfavorable currency translation reduced reported sales.
Segment Operating Margin
Software & Control segment operating earnings increased 25.6 percent year over year. Segment operating margin increased to 28.8 percent in 2022 from 27.3 percent in 2021, primarily due to higher sales, including pricing increases, and lower incentive compensation, partially offset by higher input costs, higher investment spend, and the impact of acquisitions.
Lifecycle Services
Sales
Lifecycle Services sales increased 9.5 percent in 2022 compared to 2021. Organic sales increased 11.4 percent. The effects of currency translation decreased sales by 2.5 percentage points and acquisitions increased sales by 0.6 percentage points. All regions experienced sales increases.
Segment Operating Margin
Lifecycle Services segment operating earnings increased 0.1 percent year over year. Segment operating margin decreased to 8.3 percent in 2022 from 9.1 percent in 2021, driven by supply chain constraints and higher investment spend, partially offset by higher sales and lower incentive compensation.

2021 Compared to 2020
Sales
Sales in fiscal 2021 increased 10.5 percent compared to 2020. Organic sales increased 6.7 percent of which pricing increased sales by approximately 1 percent. Currency translation increased sales by 2.3 percentage points. Acquisitions increased sales by 1.5 percentage points. Organic annual recurring revenue (ARR) at September 30, 2021 grew approximately 18 percent compared to September 30, 2020. See Organic Annual Recurring Revenue for information on this measure.
The table below presents our sales for the year ended September 30, 2021, attributed to the geographic regions based upon country of destination, and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales (1) vs.
	Year Ended September 30, 2021	Year Ended September 30, 2020	Year Ended September 30, 2020
North America	$4,132.8	9.9%	8.0%
Europe, Middle East and Africa	1,405.7	12.5%	2.8%
Asia Pacific	1,012.2	16.5%	10.3%
Latin America	446.7	(1.1)%	(0.1)%
Total Company Sales	$6,997.4	10.5%	6.7%
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
Income before Income Taxes
Income before income taxes increased 34 percent from $1,136.1 million in 2020 to $1,526.2 million in 2021, primarily due to the PTC adjustments recognized in 2021 and 2020, higher operating earnings, and a $70 million pre-tax favorable legal settlement in the first quarter of fiscal 2021. Total segment operating earnings increased 11 percent year over year from $1,257.9 million in 2020 to $1,391.3 million in 2021, primarily due to higher sales, partially offset by the reinstatement of incentive compensation and the reversal of temporary pay actions taken in fiscal 2020.
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

Diluted EPS and Adjusted EPS
Fiscal 2021 Net income attributable to Rockwell Automation was $1,358.1 million or $11.58 per share, compared to $1,023.4 million or $8.77 per share in fiscal 2020. The increase in Net income attributable to Rockwell Automation and diluted EPS were primarily due to higher sales and the PTC adjustments, partially offset by the reinstatement of incentive compensation and the reversal of temporary pay actions taken in fiscal 2020. Fiscal 2021 Adjusted EPS was $9.43, up 19.8% percent compared to $7.87 in fiscal 2020, primarily due to higher sales, partially offset by the reinstatement of incentive compensation and the reversal of temporary pay actions taken in fiscal 2020.
Operating Segments
The following is a discussion of our results by operating segment. See Note 19 in the Consolidated Financial Statements for additional information on each segment and our definition of segment operating earnings.
Intelligent Devices
Sales
Intelligent Devices sales increased 12.0 percent in 2021 compared to 2020. Organic sales increased 9.7 percent and the effect of currency translation increased sales by 2.3 percentage points. All regions experienced sales increases.
Segment Operating Margin
Intelligent Devices segment operating earnings increased 19.4 percent. Operating margin was 21.2% percent in 2021 compared to 19.9% percent in 2020, primarily due to higher sales, partially offset by the reinstatement of incentive compensation.
Software & Control
Sales
Software & Control sales increased 15.8 percent in 2021 compared to 2020. Organic sales increased 10.0 percent, the effect of currency translation increased sales by 2.5 percentage points, and acquisitions increased sales by 3.3 percentage points. All regions experienced sales increases.
Segment Operating Margin
Software & Control segment operating earnings increased 12.1 percent year over year. Segment operating margin was 27.3 percent in 2021 compared to 28.2 percent a year ago, primarily due to higher planned investment spend and the reinstatement of incentive compensation, partially offset by higher sales.
Lifecycle Services
Sales
Lifecycle Services sales increased 2.7 percent in 2021 compared to 2020. Organic sales decreased 1.8 percent. The effects of currency translation increased sales by 2.2 percentage points, and acquisitions increased sales by 2.3 percentage points. Reported sales increased in EMEA and Asia Pacific, were flat in North America, and decreased in Latin America. Organic sales decreased in all regions except Asia Pacific.
Segment Operating Margin
Lifecycle Services segment operating earnings decreased 19.4 percent year over year. Segment operating margin was 9.1 percent in 2021 compared to 11.6 percent a year ago, primarily due to the reinstatement of incentive compensation.

Supplemental Segment Information
Purchase accounting depreciation and amortization and non-operating pension and postretirement benefit (credit) cost are not allocated to our operating segments because these costs are excluded from our measurement of each segment’s operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Year Ended September 30,
	2022	2021	2020
Purchase accounting depreciation and amortization
Intelligent Devices	$2.5	$2.7	$2.9
Software & Control	69.0	19.2	6.7
Lifecycle Services	31.4	32.1	30.8
Non-operating pension and postretirement benefit (credit) cost
Intelligent Devices	$(3.5)	$14.1	$7.4
Software & Control	(3.5)	14.1	7.4
Lifecycle Services	(4.8)	18.8	9.9

Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation
Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude non-operating pension and postretirement benefit cost, purchase accounting depreciation and amortization attributable to Rockwell Automation, change in fair value of investments, and Net loss attributable to noncontrolling interests, including their respective tax effects. Non-operating pension and postretirement benefit cost is defined as all components of our net periodic pension and postretirement benefit cost except for service cost. See Note 14 in the Consolidated Financial Statements for more information on our net periodic pension and postretirement benefit cost.
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
The following are reconciliations of Net income attributable to Rockwell Automation, diluted EPS, and effective tax rate to Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate, respectively (in millions, except per share amounts and percentages):

	Year Ended September 30,
	2022	2021	2020
Net income attributable to Rockwell Automation	$932.2	$1,358.1	$1,023.4
Non-operating pension and postretirement benefit cost	4.7	63.8	37.4
Tax effect of non-operating pension and postretirement benefit cost	(1.9)	(16.0)	(10.1)
Purchase accounting depreciation and amortization attributable to Rockwell Automation	91.9	43.2	29.4
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(22.3)	(10.5)	(7.0)
Change in fair value of investments (1)	136.9	(397.4)	(153.9)
Tax effect of change in fair value of investments (1)	(30.8)	64.7	—
Adjusted Income	$1,110.7	$1,105.9	$919.2

Diluted EPS	$7.97	$11.58	$8.77
Non-operating pension and postretirement benefit cost	0.04	0.55	0.32
Tax effect of non-operating pension and postretirement benefit cost	(0.02)	(0.14)	(0.09)
Purchase accounting depreciation and amortization attributable to Rockwell Automation	0.78	0.37	0.25
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(0.19)	(0.09)	(0.06)
Change in fair value of investments (1)	1.17	(3.39)	(1.32)
Tax effect of change in fair value of investments (1)	(0.26)	0.55	—
Adjusted EPS	$9.49	$9.43	$7.87

Effective tax rate	14.4%	11.9%	9.9%
Tax effect of non-operating pension and postretirement benefit cost	0.1%	0.5%	0.6%
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	0.6%	0.4%	0.4%
Tax effect of change in fair value of investments (1)	0.9%	(1.2)%	1.5%
Adjusted Effective Tax Rate	16.0%	11.6%	12.4%
(1) Primarily relates to the change in fair value of investment in PTC.

Fiscal 2023 Guidance
Diluted EPS	$9.54 - $10.34
Non-operating pension and postretirement benefit cost	0.05
Tax effect of non-operating pension and postretirement benefit cost	(0.01)
Purchase accounting depreciation and amortization attributable to Rockwell Automation	0.81
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(0.19)
Change in fair value of investments (1)	—
Tax effect of change in fair value of investments (1)	—
Adjusted EPS (2)	$10.20 - $11.00

Effective tax rate	~ 17.7%
Tax effect of non-operating pension and postretirement benefit cost	~ —%
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	~ 0.3%
Tax effect of change in fair value of investments (1)	~ —%
Adjusted Effective Tax Rate	~ 18.0%
(1) The year ended September 30, 2022, included a loss on investment of $136.9 million primarily due to the change in fair value of investment in PTC. Fiscal 2023 guidance excludes estimates of these adjustments on a forward-looking basis due to variability, complexity, and limited visibility of these items.
(2) Fiscal 2023 guidance based on Adjusted Income attributable to Rockwell, which includes an adjustment for SLB's non-controlling interest in Sensia.
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

Financial Condition
The following is a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Year Ended September 30,
	2022	2021	2020
Cash provided by (used for)
Operating activities	$823.1	$1,261.0	$1,120.5
Investing activities	(7.8)	(2,626.6)	(618.0)
Financing activities	(934.2)	1,297.8	(798.9)
Effect of exchange rate changes on cash	(52.6)	16.8	8.4
Decrease in cash, cash equivalents, and restricted cash	$(171.5)	$(51.0)	$(288.0)
The following table summarizes free cash flow, which is a non-GAAP financial measure (in millions):

	Year Ended September 30,
	2022	2021	2020
Cash provided by operating activities	$823.1	$1,261.0	$1,120.5
Capital expenditures	(141.1)	(120.3)	(113.9)
Free cash flow	$682.0	$1,140.7	$1,006.6
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
Cash provided by operating activities was $823.1 million for the year ended September 30, 2022, compared to $1,261.0 million for the year ended September 30, 2021. Free cash flow was $682.0 million for the year ended September 30, 2022, compared to $1,140.7 million for the year ended September 30, 2021. The year-over-year decreases in cash provided by operating activities and free cash flow were primarily due to increases in working capital, including higher receivables and inventory to support business growth, and higher incentive compensation payments in fiscal 2022 compared to fiscal 2021. Supply chain constraints have also negatively impacted our working capital efficiency.
We repurchased approximately 1.3 million shares of our common stock under our share repurchase program in 2022 at a total cost of $301.1 million and an average cost of $223.05 per share. In 2021, we repurchased approximately 1.1 million shares of our common stock under our share repurchase program at a total cost of $301.4 million and an average cost of $263.43 per share. At September 30, 2022, there were $1.6 million of outstanding common stock share repurchases recorded in Accounts payable that did not settle until 2023. At September 30, 2021, there were $1.8 million of outstanding common stock share repurchases recorded in Accounts payable that did not settle until 2022. Our decision to repurchase shares in 2023 will depend on business conditions, free cash flow generation, other cash requirements, and stock price. On both July 24, 2019, and May 2, 2022, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. At September 30, 2022, we had approximately $1,251.3 million remaining for share repurchases under our existing board authorizations. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities, for additional information regarding share repurchases.

We expect future uses of cash to include working capital requirements, capital expenditures, additional contributions to our retirement plans, acquisitions of businesses and other inorganic investments, dividends to shareowners, repurchases of common stock, and repayments of debt. We expect capital expenditures in 2023 to be approximately $190 million. Significant long-term uses of cash include the following (in millions):

	Payments by Period
	Total	2023	2024	2025	2026	2027	Thereafter
Long-term debt and interest (1)	$5,942.1	$713.0	$110.9	$406.6	$102.3	$102.3	$4,507.0
Minimum lease payments (Note 18)	395.8	98.8	82.8	59.6	40.7	29.8	84.1
Postretirement benefits (2)	44.2	6.6	6.1	5.5	5.0	4.5	16.5
Pension funding contribution (3)	26.1	26.1	—	—	—	—	—
Transition tax (4)	264.8	31.1	58.4	77.9	97.4	—	—
Total	$6,673.0	$875.6	$258.2	$549.6	$245.4	$136.6	$4,607.6
(1) The amounts for Long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates and include interest but exclude unamortized discount. See Note 7 in the Consolidated Financial Statements for more information regarding our Long-term debt.
(2) Our postretirement benefit plans are unfunded and are subject to change. Amounts reported are estimates of future benefit payments, to the extent estimable.
(3) Amounts reported for pension funding contributions reflect current estimates. Contributions to our pension plans beyond 2023 will depend on future investment performance of our pension plan assets, changes in discount rate assumptions, and governmental regulations in effect at the time. Amounts subsequent to 2023 are excluded from the summary above, as we are unable to make a reasonably reliable estimate of these amounts. The minimum contribution for our U.S. pension plan as required by the Employee Retirement Income Security Act (ERISA) is currently zero. We may make additional contributions to this plan at the discretion of management.
(4) Under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), the Company may elect to pay the transition tax interest-free over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight.
We expect to fund future uses of cash with a combination of existing cash balances, cash generated by operating activities, commercial paper borrowings, or a new issuance of debt or other securities. In addition, we have access to unsecured credit facilities with various banks.
At September 30, 2022, the majority of our Cash and cash equivalents were held by non-U.S. subsidiaries. As a result of the broad changes to the U.S. international tax system under the Tax Act, we account for taxes on earnings of substantially all of our non-U.S. subsidiaries including both non-U.S. and U.S. taxes. We have concluded that earnings of a limited number of our non-U.S. subsidiaries are indefinitely reinvested.
Our Short-term debt as of September 30, 2022 and 2021, includes commercial paper borrowings of $317.0 million and $484.0 million, respectively, with weighted average interest rates of 3.03 percent and 0.18 percent, respectively, and weighted average maturity periods of 22 days and 90 days, respectively. Also included in Short-term debt as of September 30, 2022 and 2021, are $42.3 million and 23.5 million, respectively, of interest-bearing loans from SLB to Sensia, due in December 2022.
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
In March 2019, we issued $1.0 billion aggregate principal amount of long-term notes in a registered public offering. The offering consisted of $425.0 million of 3.50% notes due in March 2029 and $575.0 million of 4.20% notes due in March 2049, both issued at a discount. Net proceeds to the Company from the debt offering were $987.6 million. We used these net proceeds primarily to repay our outstanding commercial paper, with the remaining proceeds used for general corporate purposes.

We entered into treasury locks to manage the potential change in interest rates in anticipation of the issuance of the $1.5 billion aggregate notes in August 2021 and the $1.0 billion of fixed rate debt in March 2019. These treasury locks were designated as and accounted for as cash flow hedges. The effective differentials paid on these treasury locks was initially recorded in Accumulated other comprehensive loss, net of tax effect. As a result of the changes in the interest rates on the treasury locks between the time we entered into the treasury locks and the time we priced and issued the notes, the Company made a net payment of $28.0 million to the counterparties from the August 2021 issuance and $35.7 million to the counterparty from the March 2019 issuance. The $28.0 million and $35.7 million net losses on the settlement of the treasury locks were recorded in Accumulated other comprehensive loss, net of tax effect, and are being amortized over the term of the corresponding notes, and recognized as an adjustment to Interest expense in the Consolidated Statement of Operations.
In April 2020, we entered into a $400.0 million senior unsecured 364-day term loan credit agreement and were advanced the full loan amount. Interest on these borrowings was based on short-term money market rates in effect during the period the borrowings were outstanding. We repaid the $400.0 million term loan in September 2020.
On June 29, 2022, we replaced our former $1.25 billion unsecured revolving credit facility with a new five-year $1.5 billion unsecured revolving credit facility, expiring in June 2027. We can increase the aggregate amount of this credit facility by up to $750.0 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility or the former credit facility during the periods ended September 30, 2022 and 2021. Borrowings under our new $1.5 billion credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
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
Separate short-term unsecured credit facilities of approximately $214.1 million at September 30, 2022, were available to non-U.S. subsidiaries, of which approximately $30.0 million was committed under letters of credit. Borrowings under our non-U.S. credit facilities at September 30, 2022 and 2021, were not significant. We were in compliance with all covenants under our credit facilities at September 30, 2022 and 2021. There are no significant commitment fees or compensating balance requirements under our credit facilities.
During the fourth quarter of fiscal 2021, as a result of the additional leverage added to fund the Plex acquisition, Standard & Poor’s elected to downgrade our Outlook from “Stable” to “Negative”. No changes were made to existing ratings by Moody’s or Fitch. The following is a summary of our credit ratings as of September 30, 2022:

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
On December 10, 2021, the Company entered a 10b5-1 plan related to our PTC Shares, pursuant to which a broker will make periodic sales of some of our PTC Shares on behalf of the Company, subject to the terms of the plan. Starting in June 2022, the Company made periodic sales of our PTC Shares in the open market, outside of the parameters of the existing 10b5-1 plan. All of our sales of PTC are consistent with the transfer restrictions in the securities purchase agreement, as amended, with PTC. As of September 30, 2022, the fiscal year-to-date sales of our PTC shares under our 10b5-1 plan and open market sales resulted in a gross inflow of $202.4 million. This excludes any tax liability related to the realized gain on investment. These proceeds, and any proceeds from future sales, will support our future uses of cash.
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
Cash dividends declared to shareowners were $520.8 million in 2022 ($4.48 per common share), $497.5 million in 2021 ($4.28 per common share), and $472.8 million in 2020 ($4.08 per common share). Our quarterly dividend rate as of September 30, 2022, is $1.12 per common share ($4.48 per common share annually), which is determined at the sole discretion of our Board of Directors.
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

The following is a reconciliation of reported sales to organic sales by geographic region (in millions):

	Year Ended September 30, 2022				Year Ended September 30, 2021
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
North America	$4,722.0	$152.0	$(6.5)	$4,576.5	$4,132.8
Europe, Middle East and Africa	1,437.6	6.8	(140.5)	1,571.3	1,405.7
Asia Pacific	1,088.0	0.4	(34.4)	1,122.0	1,012.2
Latin America	512.8	2.3	(6.6)	517.1	446.7
Total Company Sales	$7,760.4	$161.5	$(188.0)	$7,786.9	$6,997.4

	Year Ended September 30, 2021				Year Ended September 30, 2020
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
North America	$4,132.8	$48.1	$24.6	$4,060.1	$3,760.2
Europe, Middle East and Africa	1,405.7	44.9	76.9	1,283.9	1,249.3
Asia Pacific	1,012.2	0.6	53.1	958.5	868.7
Latin America	446.7	0.3	(4.7)	451.1	451.6
Total Company Sales	$6,997.4	$93.9	$149.9	$6,753.6	$6,329.8
The following is a reconciliation of reported sales to organic sales by operating segment (in millions):

	Year Ended September 30, 2022				Year Ended September 30, 2021
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
Intelligent Devices	$3,544.6	$—	$(89.8)	$3,634.4	$3,311.9
Software & Control	2,312.9	150.6	(52.7)	2,215.0	1,947.0
Lifecycle Services	1,902.9	10.9	(45.5)	1,937.5	1,738.5
Total Company Sales	$7,760.4	$161.5	$(188.0)	$7,786.9	$6,997.4

	Year Ended September 30, 2021				Year Ended September 30, 2020
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
Intelligent Devices	$3,311.9	$—	$70.5	$3,241.4	$2,956.0
Software & Control	1,947.0	54.8	42.1	1,850.1	1,681.3
Lifecycle Services	1,738.5	39.1	37.3	1,662.1	1,692.5
Total Company Sales	$6,997.4	$93.9	$149.9	$6,753.6	$6,329.8

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
Goodwill - Sensia Reporting Unit
The quantitative test of goodwill for impairment requires us to estimate the fair value of our reporting units. During the second quarter of fiscal 2022, we performed our annual quantitative impairment test for our Sensia reporting unit. As a result of ongoing supply chain constraints and market volatility, we identified a triggering event in the fourth quarter of fiscal 2022 for our Sensia reporting unit, which required an interim quantitative impairment test. We determined the fair value of the reporting unit for both tests under a combination of an income approach derived from discounted cash flows and a market multiples approach using selected comparable public companies.
Critical assumptions used in this approach included management’s estimated future revenue growth rates, estimated future margins, and discount rate. Estimated future revenue growth and margins are based on management’s best estimate about current and future conditions. The revenue growth rate assumption reflects significant growth over the next five years before moderating back to a growth rate approximating longer term average inflationary rates. The forecasted near-term growth rate assumes that revenue will return to pre-pandemic levels due to the abatement of pandemic-related disruptions. Margin assumptions reflect that the cost pressure in the current year related to inflation and supply chain challenges will be compensated through pricing achieved on future orders. We believe the assumptions and estimates made were reasonable and appropriate, which are based on a number of factors, including historical experience, reference to external product available market and industry growth publications, analysis of peer group projections, and information obtained from reporting unit management, including backlog. Actual results and forecasts of revenue growth and margins for our Sensia reporting unit may be impacted by its concentration within the Oil & Gas industry and with its customer base. Demand for Sensia hardware and software products, solutions, and services is sensitive to industry volatility and risks, including those related to commodity prices, supply and demand dynamics, production costs, geological activity, and political activities. If such factors impact our ability to achieve forecasted revenue growth rates and margins, the fair value of the reporting unit could decrease, which may result in an impairment. We determined the discount rate using our weighted average cost of capital adjusted for risk factors including risk associated with our above market revenue growth assumptions, historical performance, and industry-specific and economic factors.
Based on these assumptions and estimates, the fair value of the Sensia reporting unit exceeded its carrying value by approximately 20 percent in the second quarter and approximately 15 percent in the fourth quarter. Therefore, we deemed that no impairment existed during the year ended September 30, 2022, on $315.9 million of Goodwill allocated to the Sensia reporting unit.
More information regarding goodwill impairment testing is contained in Note 1 and Note 3 in the Consolidated Financial Statements.
Retirement Benefits - Pension
Pension costs and obligations are actuarially determined and are influenced by assumptions used to estimate these amounts, including the discount rate. Changes in any of the assumptions and the amortization of differences between the assumptions and actual experience will affect the amount of pension expense in future periods.
Our global pension expense in 2022 was $74.4 million compared to $157.0 million in 2021. Approximately all of our 2022 global pension expense and 76 percent of our global projected benefit obligation relate to our U.S. pension plan. The discount rate used to determine our 2022 U.S. pension expense was 3.86 percent, compared to 2.90 percent for 2021.
For 2023, our U.S. discount rate will increase to 5.65 percent from 3.86 percent in 2022. The discount rate was set as of our September 30 measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans.

The changes in our discount rate has an inverse relationship with our net periodic benefit cost and projected benefit obligation. The following chart illustrates the estimated change in projected benefit obligation and annual net periodic benefit cost assuming a change of 25 basis points in the discount rate for our U.S. pension plans (in millions):

	Pension Benefits
	Change in Projected Benefit Obligation	Change in Net Periodic Benefit Cost (1)
Discount rate	$69.0	$5.3
(1) Change includes both operating and non-operating pension costs.
More information regarding pension benefits is contained in Note 14 in the Consolidated Financial Statements.
Revenue Recognition - Customer Incentives
We offer various incentive programs that provide distributors and direct sale customers with cash rebates, account credits, or additional hardware and software products, solutions, and services based on meeting specified program criteria. Customer incentives are recognized as a reduction of sales if distributed in cash or customer account credits. We record accruals at the time of revenue recognition as a current liability within Customer returns, rebates and incentives in our Consolidated Balance Sheet or, where a right of setoff exists, as a reduction of Receivables. Customer incentives for additional hardware and software products, solutions, and services to be provided are considered distinct performance obligations. As such, we allocate revenue to them based on relative standalone selling price. Until the incentive is redeemed, the revenue is recorded as a contract liability.
Our primary incentive program provides distributors with cash rebates or account credits based on agreed amounts that vary depending on the customer to whom our distributor ultimately sells the product. A critical assumption used in estimating the accrual for this program is the time period from when revenue is recognized to when the rebate is processed. Our estimate is based primarily on historical experience. If the time period were to change by 10 percent, the effect would be an adjustment to the accrual of approximately $25.7 million.
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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries, and transactions denominated in currencies other than a location’s functional currency. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and the use of foreign currency forward exchange contracts. Contracts are usually denominated in currencies of major industrial countries. The fair value of our foreign currency forward exchange contracts is an asset of $120.1 million and a liability of $32.2 million at September 30, 2022. We enter into these contracts with major financial institutions that we believe to be creditworthy.
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
Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies. We enter into foreign currency forward exchange contracts to offset the transaction gains or losses associated with some of these assets and liabilities. For such assets and liabilities without offsetting foreign currency forward exchange contracts, a 10 percent adverse change in the underlying foreign currency exchange rates would reduce our pre-tax income by approximately $35.1 million.
We record all derivatives on the balance sheet at fair value regardless of the purpose for holding them. The use of foreign currency forward exchange contracts allows us to manage transactional exposure to exchange rate fluctuations as the gains or losses incurred on these contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Derivatives that are not designated as hedges for accounting purposes are adjusted to fair value through earnings. For derivatives that are hedges, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive loss until the hedged item is recognized in earnings. We recognize the ineffective portion of a derivative’s change in fair value in earnings immediately. There was no impact on earnings due to ineffective hedges in 2022, 2021, or 2020. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with the hedged exposures and related contracts would not be significant to our financial condition or results of operations.
Interest Rate Risk
In addition to existing cash balances and cash provided by normal operating activities, we use a combination of short-term and long-term debt to finance operations. We are exposed to interest rate risk on certain of these debt obligations.
Our Short-term debt as of September 30, 2022 and 2021, includes commercial paper borrowings of $317.0 million and $484.0 million, respectively, with weighted average interest rates of 3.03 percent and 0.18 percent, respectively, and weighted average maturity periods of 22 days and 90 days, respectively. Also included in Short-term debt as of September 30, 2022 and 2021, is $42.3 million and $23.5 million, respectively, of interest-bearing loans from SLB to Sensia, due in December 2022. We have issued, and anticipate continuing to issue, short-term commercial paper obligations as needed. Changes in market interest rates on commercial paper borrowings affect our results of operations. A hypothetical 50 basis point increase in average market interest rates related to our short-term debt would not be significant to our results of operations or financial condition.
We had outstanding fixed rate long-term and current portion of long-term debt obligations with a carrying value of $3,476.9 million at September 30, 2022, and $3,471.4 million at September 30, 2021. The fair value of this debt was approximately $3,074.5 million at September 30, 2022, and $3,881.6 million at September 30, 2021. The potential increase in fair value on such fixed-rate debt obligations from a hypothetical 50 basis point decrease in market interest rates would not be significant to our results of operations or financial condition. We currently have no plans to repurchase our outstanding fixed-rate instruments before their maturity and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or shareowners’ equity.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEET
(in millions, except per share amounts)

	September 30,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$490.7	$662.2
Receivables	1,736.7	1,424.5
Inventories	1,054.2	798.1
Other current assets	329.1	178.6
Total current assets	3,610.7	3,063.4
Property, net of accumulated depreciation	586.5	581.9
Operating lease right-of-use assets	321.0	377.7
Goodwill	3,524.0	3,625.9
Other intangible assets, net	902.0	1,021.8
Deferred income taxes	384.3	380.9
Long-term investments	1,056.0	1,363.5
Other assets	374.2	286.5
Total	$10,758.7	$10,701.6
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term debt	$359.3	$509.7
Current portion of long-term debt	609.1	6.8
Accounts payable	1,028.0	889.8
Compensation and benefits	292.7	408.0
Contract liabilities	507.0	462.5
Customer returns, rebates and incentives	373.1	237.8
Other current liabilities	403.0	477.6
Total current liabilities	3,572.2	2,992.2
Long-term debt	2,867.8	3,464.6
Retirement benefits	471.2	720.6
Operating lease liabilities	263.5	313.6
Other liabilities	567.3	516.5
Commitments and contingent liabilities (Note 17)
Shareowners’ equity
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	2,007.1	1,933.6
Retained earnings	8,411.8	8,000.4
Accumulated other comprehensive loss	(917.5)	(1,017.1)
Common stock in treasury, at cost (shares held: 66.2 and 65.4, respectively)	(6,957.2)	(6,708.7)
Shareowners’ equity attributable to Rockwell Automation, Inc.	2,725.6	2,389.6
Noncontrolling interests	291.1	304.5
Total shareowners’ equity	3,016.7	2,694.1
Total	$10,758.7	$10,701.6
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30,
	2022	2021	2020
Sales
Products and solutions	$6,993.4	$6,285.2	$5,663.6
Services	767.0	712.2	666.2
	7,760.4	6,997.4	6,329.8
Cost of sales
Products and solutions	(4,173.4)	(3,638.7)	(3,305.9)
Services	(485.0)	(461.0)	(428.7)
	(4,658.4)	(4,099.7)	(3,734.6)
Gross profit	3,102.0	2,897.7	2,595.2
Selling, general and administrative expenses	(1,766.7)	(1,680.0)	(1,479.8)
Change in fair value of investments	(136.9)	397.4	153.9
Other (expense) income (Note 15)	(1.6)	5.7	(29.7)
Interest expense	(123.2)	(94.6)	(103.5)
Income before income taxes	1,073.6	1,526.2	1,136.1
Income tax provision (Note 16)	(154.5)	(181.9)	(112.9)
Net income	919.1	1,344.3	1,023.2
Net loss attributable to noncontrolling interests	(13.1)	(13.8)	(0.2)
Net income attributable to Rockwell Automation, Inc.	$932.2	$1,358.1	$1,023.4
Earnings per share:
Basic	$8.02	$11.69	$8.83
Diluted	$7.97	$11.58	$8.77
Weighted average outstanding shares:
Basic	115.9	116.0	115.8
Diluted	116.7	117.1	116.6
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2022	2021	2020
Net income	$919.1	$1,344.3	$1,023.2
Other comprehensive income (loss)
Pension and other postretirement benefit plan adjustments (net of tax expense of ($76.0), ($181.0), and ($3.4))	246.5	576.4	9.3
Currency translation adjustments	(185.4)	31.4	25.7
Net change in cash flow hedges (net of tax (expense) benefit of ($14.3), $3.1, and $6.6)	38.2	(11.4)	(18.5)
Other comprehensive income	99.3	596.4	16.5
Comprehensive income	1,018.4	1,940.7	1,039.7
Comprehensive loss attributable to noncontrolling interests	(13.4)	(14.5)	(0.5)
Comprehensive income attributable to Rockwell Automation, Inc.	$1,031.8	$1,955.2	$1,040.2
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2022	2021	2020
Operating activities:
Net income	$919.1	$1,344.3	$1,023.2
Adjustments to arrive at cash provided by operating activities
Depreciation	126.6	123.9	122.5
Amortization of intangible assets	112.3	65.9	50.2
Change in fair value of investments	136.9	(397.4)	(153.9)
Share-based compensation expense	68.1	51.7	46.1
Retirement benefit expense	76.4	155.1	129.5
Pension contributions	(53.6)	(35.8)	(84.1)
Deferred income taxes	(33.6)	(184.1)	(65.7)
Net loss (gain) on disposition of property	0.6	0.5	(12.4)
Settlement of interest rate derivatives	—	(28.0)	22.0
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments
Receivables	(415.6)	(138.1)	(9.0)
Inventories	(292.8)	(202.8)	30.4
Accounts payable	172.0	184.8	(5.0)
Contract liabilities	102.0	104.4	43.3
Compensation and benefits	(78.2)	174.6	(44.6)
Income taxes	(129.3)	57.2	(11.8)
Other assets and liabilities	112.2	(15.2)	39.8
Cash provided by operating activities	823.1	1,261.0	1,120.5
Investing activities:
Capital expenditures	(141.1)	(120.3)	(113.9)
Acquisition of businesses, net of cash acquired	(16.6)	(2,488.5)	(550.9)
Purchases of investments	(59.8)	(13.6)	(10.7)
Proceeds from sale of investments	210.2	—	37.9
Proceeds from sale of property	0.6	0.4	14.9
Other investing activities	(1.1)	(4.6)	4.7
Cash used for investing activities	(7.8)	(2,626.6)	(618.0)
Financing activities:
Net issuance of short-term debt	40.8	275.9	—
Issuance of short-term debt, net of issuance costs	18.8	211.4	423.6
Issuance of long-term debt, net of discount and issuance costs	—	1,485.6	—
Repayment of short-term debt	(210.0)	(2.5)	(400.0)
Repayment of long-term debt	—	—	(300.7)
Cash dividends	(519.4)	(497.1)	(472.8)
Purchases of treasury stock	(301.3)	(299.7)	(264.2)
Proceeds from the exercise of stock options	57.9	154.6	214.4
Other financing activities	(21.0)	(30.4)	0.8
Cash (used for) provided by financing activities	(934.2)	1,297.8	(798.9)
Effect of exchange rate changes on cash	(52.6)	16.8	8.4
Decrease in cash, cash equivalents, and restricted cash	(171.5)	(51.0)	(288.0)
Cash, cash equivalents, and restricted cash at beginning of year	679.4	730.4	1,018.4
Cash, cash equivalents, and restricted cash at end of year	$507.9	$679.4	$730.4
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$490.7	$662.2	$704.6
Restricted cash, current (Other current assets)	8.6	—	—
Restricted cash, noncurrent (Other assets)	8.6	17.2	25.8
Total cash, cash equivalents, and restricted cash	$507.9	$679.4	$730.4
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners’ equity
Balance at September 30, 2019	$181.4	$1,709.1	$6,440.2	$(1,488.0)	$(6,438.5)	$404.2	$—	$404.2
Net income (loss)	—	—	1,023.4	—	—	1,023.4	(0.2)	1,023.2
Other comprehensive income (loss)	—	—	—	16.8	—	16.8	(0.3)	16.5
Common stock issued (including share-based compensation impact)	—	77.0	—	—	183.5	260.5	—	260.5
Share repurchases	—	—	—	—	(254.9)	(254.9)	—	(254.9)
Cash dividends declared (1)	—	—	(472.8)	—	—	(472.8)	—	(472.8)
Adoption of accounting standard	—	—	149.0	(146.8)	—	2.2	—	2.2
Change in noncontrolling interest	—	44.6	—	3.8	—	48.4	319.5	367.9
Balance at September 30, 2020	$181.4	$1,830.7	$7,139.8	$(1,614.2)	$(6,509.9)	$1,027.8	$319.0	$1,346.8
Net income (loss)	—	—	1,358.1	—	—	1,358.1	(13.8)	1,344.3
Other comprehensive income (loss)	—	—	—	597.1	—	597.1	(0.7)	596.4
Common stock issued (including share-based compensation impact)	—	103.5	—	—	102.7	206.2	—	206.2
Share repurchases	—	—	—	—	(301.5)	(301.5)	—	(301.5)
Cash dividends declared (1)	—	—	(497.5)	—	—	(497.5)	—	(497.5)
Change in noncontrolling interest	—	(0.6)	—	—	—	(0.6)	—	(0.6)
Balance at September 30, 2021	$181.4	$1,933.6	$8,000.4	$(1,017.1)	$(6,708.7)	$2,389.6	$304.5	$2,694.1
Net income (loss)	—	—	932.2	—	—	932.2	(13.1)	919.1
Other comprehensive income (loss)	—	—	—	99.6	—	99.6	(0.3)	99.3
Common stock issued (including share-based compensation impact)	—	73.5	—	—	52.6	126.1	—	126.1
Share repurchases	—	—	—	—	(301.1)	(301.1)	—	(301.1)
Cash dividends declared (1)	—	—	(520.8)	—	—	(520.8)	—	(520.8)
Balance at September 30, 2022	$181.4	$2,007.1	$8,411.8	$(917.5)	$(6,957.2)	$2,725.6	$291.1	$3,016.7
(1) Cash dividends were $4.48 per share in 2022; $4.28 per share in 2021; and $4.08 per share in 2020.
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
Basis of Presentation
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).
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
Use of Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. We use estimates in accounting for, among other items, customer returns, rebates, and incentives; allowance for doubtful accounts; excess and obsolete inventory; share-based compensation; acquisitions, including consolidation and intangible assets; goodwill impairment; product warranty obligations; capitalization of internal-use software; retirement benefits; litigation, claims, and contingencies, including environmental and asbestos matters, conditional asset retirement obligations, and contractual indemnifications; leases; and income taxes. We account for changes to estimates and assumptions prospectively when warranted by factually-based experience.
Revenue Recognition
See Note 2 for our revenue recognition policy under Accounting Standards Codification (ASC) 606.
Returns, Rebates and Incentives
Our primary incentive program provides distributors with cash rebates or account credits based on agreed amounts that vary depending on the customer to whom our distributor ultimately sells the product. We also offer various other incentive programs that provide distributors and direct sale customers with cash rebates, account credits, or additional hardware and software products, solutions, and services based on meeting specified program criteria. Certain distributors are offered a right to return product, subject to contractual limitations.
We record accruals for customer returns, rebates and incentives at the time of revenue recognition based primarily on historical experience. Returns are presented on the Consolidated Balance Sheet as a right of return asset and refund liability. Incentives in the form of rebates are estimated at the individual customer level and are recorded as a reduction of sales. Customer incentives for additional hardware and software products, solutions, and services to be provided are considered distinct performance obligations. As such, we allocate revenue to them based on relative standalone selling price. Until the incentive is redeemed, the revenue is recorded as a contract liability.
Taxes on Revenue Producing Transactions
Taxes assessed by governmental authorities on revenue producing transactions, including sales, value added, excise, and use taxes, are recorded on a net basis (excluded from revenue).
Cash and Cash Equivalents
Cash and cash equivalents include time deposits, certificates of deposit, and other fixed income securities with original maturities of three months or less at the time of purchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Receivables
We record an allowance for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are recorded net of an allowance for doubtful accounts of $13.1 million at September 30, 2022, and $13.2 million at September 30, 2021. In addition, receivables are recorded net of an allowance for certain customer returns, rebates, and incentives of $13.9 million at September 30, 2022, and $6.7 million at September 30, 2021. The changes to our allowance for doubtful accounts during the years ended September 30, 2022 and 2021, were not material and primarily consisted of current-period provisions, write-offs charged against the allowance, recoveries collected, and foreign currency translation.
Inventories
Inventories are recorded at the lower of cost or market using the first-in, first-out (FIFO) or average cost methods. Market is determined on the basis of estimated realizable values.
Investments
Investments include time deposits, certificates of deposit, other fixed income securities, and equity securities. Investments with original maturities longer than three months at the time of purchase and less than one year from period end are classified as short-term. All other investments are classified as long-term. Fixed income securities meeting the definition of a security are accounted for as available-for-sale and recorded at fair value. Equity securities with a readily determinable fair value are recorded at fair value. Equity securities that do not have a readily determinable fair value, which we account for using the measurement alternative under U.S. GAAP, are recorded at the investment cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer. All other investments are recorded at cost, which approximates fair value.
Property
Property, including internal-use software and software to provide a service (e.g. SaaS arrangements), is recorded at cost. Equipment under finance leases are stated at the present value of minimum lease payments. We calculate depreciation of property using the straight-line method over 3 to 40 years for buildings and improvements, 3 to 20 years for machinery and equipment, and 3 to 10 years for computer hardware and internal-use software. We capitalize significant renewals and enhancements and write off replaced units. Implementation costs incurred in a cloud computing arrangement that is a service contract are recorded in Other current assets and Other assets on the Consolidated Balance Sheet and are amortized over the expected service period. We expense maintenance and repairs, as well as renewals of minor amounts. Property acquired during the year that is accrued within Accounts payable or Other current liabilities at year end is considered to be a non-cash investing activity and is excluded from cash used for capital expenditures in the Consolidated Statement of Cash Flows. Capital expenditures of $23.0 million, $31.5 million, and $27.2 million were accrued within Accounts payable and Other current liabilities at September 30, 2022, 2021, and 2020, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
We amortize all intangible assets with finite useful lives on a straight-line basis over their estimated useful lives. Useful lives assigned range from 3 to 15 years for trademarks, 8 to 20 years for customer relationships, 4 to 17 years for technology, and 3 to 30 years for other intangible assets.
Intangible assets also include costs of on-premise software developed or purchased by our software business to be sold, leased, or otherwise marketed. Amortization of these computer software products is calculated on a product-by-product basis as the greater of (a) the unamortized cost at the beginning of the year times the ratio of the current year gross revenue for a product to the total of the current and anticipated future gross revenue for that product or (b) the straight-line amortization over the remaining estimated economic life of the product.
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
Derivative Financial Instruments
We use derivative financial instruments in the form of foreign currency forward exchange contracts to manage certain foreign currency risks. We enter into these contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years. We also use these contracts to hedge portions of our net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. Additionally, we use derivative financial instruments in the form of interest rate swap contracts to manage our borrowing costs of certain long-term debt and use treasury locks to manage the potential change in interest rates in anticipation of issuance of fixed rate debt. We designate and account for these derivative financial instruments as hedges under U.S. GAAP.
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
We hold financial instruments consisting of cash and short-term debt. The fair values of our cash and short-term debt approximate their carrying amounts as reported in our Consolidated Balance Sheet due to the short-term nature of these instruments. We also hold financial instruments consisting of long-term debt, investments, and derivatives. The valuation methodologies for these financial instruments are described in Notes 7, 10, 11, and 14.
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
Foreign Currency Translation
We translate assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar into U.S. dollars using exchange rates at the end of the respective period. We translate sales, costs, and expenses at average exchange rates effective during the respective period. We report foreign currency translation adjustments as a component of Other comprehensive income (loss). Currency transaction gains and losses are included in results of operations in the period incurred.
Research and Development Expenses
We expense research and development (R&D) costs as incurred; these costs were $440.9 million in 2022, $422.5 million in 2021, and $371.5 million in 2020. We include R&D expenses in Cost of sales in the Consolidated Statement of Operations.
Income Taxes
We account for uncertain tax positions by determining whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. For tax positions that meet the more likely than not recognition threshold, we determine the amount of benefit to recognize in the Consolidated Financial Statements based on our assertion of the most likely outcome resulting from an examination, including the resolution of any related appeals or litigation processes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Earnings Per Share
We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing earnings available to common shareowners, which is income excluding the allocation to participating securities, by the weighted average number of common shares outstanding during the year, excluding restricted stock. Diluted EPS amounts are based upon the weighted average number of common and common-equivalent shares outstanding during the year. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of the amount the employee must pay upon exercise of the award and the amount of unearned share-based compensation costs attributed to future services. Share-based compensation awards for which the total employee proceeds of the award exceed the average market price of the same award over the period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation. Antidilutive share-based compensation awards for the years ended September 30, 2022 (0.4 million shares), 2021 (0.2 million shares), and 2020 (1.6 million shares), were excluded from the diluted EPS calculation. U.S. GAAP requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be treated as participating securities and included in the computation of EPS pursuant to the two-class method. Our participating securities are composed of restricted stock and non-employee director restricted stock units.
The following table reconciles basic and diluted EPS amounts (in millions, except per share amounts):

	2022	2021	2020
Net income attributable to Rockwell Automation, Inc.	$932.2	$1,358.1	$1,023.4
Less: Allocation to participating securities	(2.9)	(2.1)	(1.0)
Net income available to common shareowners	$929.3	$1,356.0	$1,022.4
Basic weighted average outstanding shares	115.9	116.0	115.8
Effect of dilutive securities
Stock options	0.7	1.0	0.7
Performance shares	0.1	0.1	0.1
Diluted weighted average outstanding shares	116.7	117.1	116.6
Earnings per share:
Basic	$8.02	$11.69	$8.83
Diluted	$7.97	$11.58	$8.77
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Environmental and Asbestos Matters
We record liabilities for environmental and asbestos matters in the period in which our responsibility is probable and the costs can be reasonably estimated. We make changes to the liabilities in the periods in which the estimated costs of remediation change. At third-party environmental sites where more than one potentially responsible party has been identified, we record a liability for our estimated allocable share of costs related to our involvement with the site, as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties. If we determine that recovery from insurers or other third parties is probable and a right of setoff exists, we record the liability net of the estimated recovery. If we determine that recovery from insurers or other third parties is probable but a right of setoff does not exist, we record a liability for the total estimated costs of remediation and a receivable for the estimated recovery. At environmental sites where we are the sole responsible party, we record a liability for the total estimated costs of remediation. Ongoing operating and maintenance expenditures included in our environmental remediation obligations are discounted to present value over the probable future remediation period. Our remaining environmental remediation obligations are undiscounted due to subjectivity of timing and/or amount of future cash payments.
Conditional Asset Retirement Obligations
We record liabilities for costs related to legal obligations associated with the retirement of a tangible, long-lived asset that results from the acquisition, construction, development, or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional.
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
ROU assets are recognized at the contract commencement date at the value of the related lease liability, adjusted for any prepayments, lease incentives received, and initial direct costs incurred. Operating lease ROU assets are presented as Operating lease right-of-use assets and finance lease ROU assets are presented as Property in the Consolidated Balance Sheet.
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
Recently Issued Accounting Pronouncements
In September 2022, the FASB issued a new standard, which requires the buyer in a supplier finance program to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. We are currently assessing the impact of this standard on our financial statement disclosures.
We do not expect any other recently issued accounting pronouncements to have a material impact on our Consolidated Financial Statements and related disclosures.
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
Our operations are comprised of the Intelligent Devices segment, the Software & Control segment, and the Lifecycle Services segment. Revenue from the Intelligent Devices and Software & Control segments is predominantly comprised of product sales, which are recognized at a point in time. The Software & Control segment also contains revenue from software products, which may be recognized over time if certain criteria are met. Revenue from the Lifecycle Services segment is predominantly comprised of solutions and services, which are primarily recognized over time. See Note 19 for more information.
In most countries, we sell primarily through independent distributors in conjunction with our direct sales force. We sell large systems and service offerings principally through our direct sales force, though opportunities are sometimes identified through distributors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
For each performance obligation in a contract, we determine whether the performance obligation is satisfied over time. A performance obligation is satisfied over time if it meets any of the following criteria: (i) the customer simultaneously receives and consumes the benefits provided by our performance as we perform, or (ii) our performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) our performance does not create an asset for which we have an alternative use and we have an enforceable right to payment for performance completed to date. If one or more of these criteria are met, then we recognize revenue over time using a method that depicts performance. If none of the criteria are met, then control transfers to the customer at a point in time and we recognize revenue at that point in time.
Our products represent standard, catalog products for which we have an alternative use, and therefore we recognize revenue at a point in time when control of the product transfers to the customer. For the majority of our products, control transfers upon shipment, though for some contracts control may transfer upon delivery. Product-type contracts are generally one year or less in length.
Revenue in our Software & Control segment also includes revenue from perpetual and subscription software licenses under on-premise and SaaS arrangements. When on-premise software licenses are determined to be distinct performance obligations, we recognize the related revenue at a point in time when the customer is provided the right to use the license, while revenue allocated to upgrades and support are recognized over the term of the contract. To the extent that the on-premise license is not considered distinct, revenue is recognized over time over the period the related services are performed. Revenue from SaaS arrangements, which allow customers to use hosted software over the contract period without taking possession of the software, are recognized over time during the period the customer is provided the right to use the software.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Most of our global warranties are assurance in nature and do not represent distinct performance obligations. See Note 9 for additional information and disclosures. We occasionally offer extended warranties to our customers that are considered a distinct performance obligation, to which we allocate revenue, which is recognized over the extended warranty period.
We account for shipping and handling activities performed after control of a product has been transferred to the customer as a fulfillment cost. As such, we have applied the practical expedient and we accrue for the costs of shipping and handling activities if revenue is recognized before contractually agreed shipping and handling activities occur.
Unfulfilled Performance Obligations
As of September 30, 2022, we expect to recognize approximately $1,200 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $520 million from our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of September 30, 2022.
Transaction Price
The transaction price is the amount of consideration to which we expect to be entitled in exchange for transferring products to, or performing services for, a customer. We estimate the transaction price at contract inception, and update the estimate each reporting period for any changes in circumstances. In some cases a contract may involve variable consideration, including rebates, credits, allowances for returns, or other similar items that generally decrease the transaction price. We use historical experience to estimate variable consideration, including any constraint.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disaggregation of Revenue
The following table presents our revenue disaggregation by geographic region for our three operating segments (in millions). We attribute sales to the geographic regions based on the country of destination.

	Year Ended September 30, 2022				Year Ended September 30, 2021
	Intelligent Devices	Software & Control	Lifecycle Services	Total	Intelligent Devices	Software & Control	Lifecycle Services	Total
North America	$2,223.7	$1,542.2	$956.1	$4,722.0	$2,075.4	$1,186.3	$871.1	$4,132.8
Europe, Middle East and Africa	629.3	350.4	457.9	1,437.6	595.9	375.0	434.8	1,405.7
Asia Pacific	443.5	291.8	352.7	1,088.0	432.5	273.9	305.8	1,012.2
Latin America	248.1	128.5	136.2	512.8	208.1	111.8	126.8	446.7
Total Company Sales	$3,544.6	$2,312.9	$1,902.9	$7,760.4	$3,311.9	$1,947.0	$1,738.5	$6,997.4
Contract Liabilities
Contract liabilities primarily relate to consideration received in advance of performance under the contract.
Below is a summary of our Contract liabilities balance, the portion not expected to be recognized within twelve months is included within Other liabilities in the Consolidated Balance Sheet (in millions):

	September 30, 2022	September 30, 2021
Balance as of beginning of fiscal year	$462.5	$325.3
Balance as of end of period	541.3	462.5
The most significant changes in our Contract liabilities balance during the twelve months ended September 30, 2022 and 2021, were due to amounts billed, partially offset by revenue recognized on amounts billed during the period and revenue recognized that was included in the Contract liabilities balance at the beginning of the period.
In the twelve months ended September 30, 2022, we recognized revenue of approximately $373.1 million that was included in the Contract liabilities balance at September 30, 2021. In the twelve months ended September 30, 2021, we recognized revenue of approximately $256.1 million that was included in the Contract liabilities balance at September 30, 2020. We did not have a material amount of revenue recognized in the twelve months ended September 30, 2022 and 2021, from performance obligations satisfied or partially satisfied in previous periods.
Costs to Obtain and Fulfill a Contract
We capitalize and amortize certain incremental costs to obtain and fulfill contracts. These costs primarily consist of incentives paid to sales personnel, which are considered incremental costs to obtain customer contracts. We elected the practical expedient to expense incremental costs to obtain a contract when the contract has a duration of one year or less for most classes of contracts. Our capitalized contract costs, which are included in Other assets in our Consolidated Balance Sheet, are not significant as of September 30, 2022 and 2021. There was no impairment loss in relation to capitalized costs in the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Goodwill and Other Intangible Assets
Changes in the carrying amount of Goodwill were (in millions):

	Intelligent Devices	Software & Control	Lifecycle Services	Total
Balance as of October 1, 2020	$535.1	$497.3	$617.9	$1,650.3
Acquisition of businesses	—	1,937.3	12.8	1,950.1
Translation	8.0	12.9	4.6	25.5
Balance as of September 30, 2021	$543.1	$2,447.5	$635.3	$3,625.9
Acquisition of businesses	—	—	12.1	12.1
Translation and other	(40.1)	(48.8)	(25.1)	(114.0)
Balance as of September 30, 2022	$503.0	$2,398.7	$622.3	$3,524.0
We performed our annual evaluation of goodwill and indefinite life intangible assets for impairment during the second quarter of fiscal 2022 and concluded that these assets were not impaired. For our annual evaluation, we performed qualitative tests for our Intelligent Devices, Software & Control, and Lifecycle Services (excluding Sensia) reporting units and a quantitative test for our Sensia reporting unit. As a result of ongoing supply chain constraints and market volatility, we identified a triggering event in the fourth quarter of fiscal 2022 for our Sensia reporting unit, which required an interim quantitative impairment test. As a result of that quantitative test, we concluded that the $315.9 million of Goodwill within the Sensia reporting unit was not impaired. Refer to Note 1 for additional information on our goodwill impairment evaluations.
Other intangible assets consist of (in millions):

	September 30, 2022
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$97.6	$57.9	$39.7
Customer relationships	582.7	107.2	475.5
Technology	410.8	119.3	291.5
Trademarks	70.4	19.4	51.0
Other	6.4	5.8	0.6
Total amortized intangible assets	1,167.9	309.6	858.3
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Other intangible assets	$1,211.6	$309.6	$902.0

	September 30, 2021
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$90.4	$43.2	$47.2
Customer relationships	595.9	75.4	520.5
Technology	420.8	71.7	349.1
Trademarks	73.8	13.3	60.5
Other	7.1	6.3	0.8
Total amortized intangible assets	1,188.0	209.9	978.1
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Other intangible assets	$1,231.7	$209.9	$1,021.8
Software products represent costs of computer software to be sold, leased, or otherwise marketed. Software products amortization expense was $9.4 million in 2022, $11.9 million in 2021, and $10.2 million in 2020. Estimated total amortization expense for all amortized intangible assets is $110.2 million in 2023, $107.1 million in 2024, $103.8 million in 2025, $102.7 million in 2026, and $95.8 million in 2027.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Acquisitions
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
Pro forma consolidated sales for the year ended September 30, 2022 and 2021, were approximately $7.8 billion and $7.1 billion, respectively, and the impact on earnings is not material. The preceding pro forma consolidated financial results of operations are as if the preceding fiscal 2022 acquisitions and the October 2022 acquisition of CUBIC (see Note 20) occurred on October 1, 2020. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the transaction occurred as of that time. Acquisition-related costs recorded as expenses in the year ended September 30, 2022, were not material.
Fiscal 2021 Acquisitions
Plex acquisition
In August 2021, we acquired Plex Systems, a cloud-native smart manufacturing platform. Plex offers a single-instance, multi-tenant Software-as-a-Service manufacturing platform operating at scale, including advanced manufacturing execution systems, quality, and supply chain management capabilities.
We recorded assets acquired and liabilities assumed in connection with this acquisition based on their estimated fair values as of the acquisition date of August 31, 2021. The aggregate purchase price allocation is as follows (in millions):

Purchase Price Allocation
Accounts receivable	$14.8
All other assets	28.3
Goodwill	1,730.0
Intangible assets	531.4
Total assets acquired	2,304.5
Less: Contract liabilities	(29.2)
Less: Other liabilities assumed	(33.4)
Less: Deferred income taxes	(36.4)
Net assets acquired	$2,205.5

Purchase Consideration
Total purchase consideration, net of cash acquired	$2,205.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal 2020 Acquisitions
Sensia joint venture
On October 1, 2019, we completed the formation of a joint venture, Sensia, a fully integrated digital oilfield automation solutions provider. Rockwell Automation owns 53% of Sensia and SLB owns 47% of Sensia. As part of the transaction, we made $247.0 million of net cash payments to SLB, which were funded by cash on hand. We control Sensia and, as of October 1, 2019, have consolidated Sensia in our financial results. As part of the joint venture operations, Sensia regularly transacts with SLB, primarily relating to purchases and sales of goods and services. These transactions are not material to Rockwell Automation for the years ended September 30, 2022, 2021, and 2020.
We recorded assets acquired and liabilities assumed in connection with the formation of Sensia based on their estimated fair values as of the acquisition date of October 1, 2019. The purchase price allocation is as follows (in millions):

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
The fair value of the noncontrolling interest of the contributed business upon acquisition was $293.8 million. The consolidated value of Sensia at October 1, 2019, was recorded at fair value for SLB's contribution and at carrying value for Rockwell Automation's contribution.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Inventories
Inventories consist of (in millions):

	September 30,
	2022	2021
Finished goods	$325.0	$287.0
Work in process	317.3	229.3
Raw materials	411.9	281.8
Inventories	$1,054.2	$798.1
6. Property, net
Property consists of (in millions):

	September 30,
	2022	2021
Land	$4.6	$4.8
Buildings and improvements	399.0	397.6
Machinery and equipment	1,201.6	1,244.3
Internal-use software	540.7	522.4
Construction in progress	142.9	156.4
Total	2,288.8	2,325.5
Less: Accumulated depreciation	(1,702.3)	(1,743.6)
Property, net	$586.5	$581.9
7. Long-term and Short-term Debt
Long-term debt consists of (in millions):

	September 30,
	2022	2021
0.35% notes, payable in August 2023	$600.0	$600.0
2.875% notes, payable in March 2025	311.0	315.6
6.70% debentures, payable in January 2028	250.0	250.0
3.50% notes, payable in March 2029	425.0	425.0
1.75% notes, payable in August 2031	450.0	450.0
6.25% debentures, payable in December 2037	250.0	250.0
4.20% notes, payable in March 2049	575.0	575.0
2.80% notes, payable in August 2061	450.0	450.0
5.20% debentures, payable in January 2098	200.0	200.0
Unamortized discount, capitalized lease obligations and other	(34.1)	(44.2)
Total debt	3,476.9	$3,471.4
Less: Current portion	(609.1)	(6.8)
Long-term debt	$2,867.8	$3,464.6
Our Short-term debt as of September 30, 2022 and 2021, includes commercial paper borrowings of $317.0 million and $484.0 million, respectively, with weighted average interest rates of 3.03 percent and 0.18 percent, respectively, and weighted average maturity periods of 22 days and 90 days, respectively. Also included in Short-term debt as of September 30, 2022 and 2021, are $42.3 million and $23.5 million, respectively, of interest-bearing loans from SLB to Sensia, due in December 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In March 2019, we issued $1.0 billion aggregate principal amount of long-term notes in a registered public offering. The offering consisted of $425.0 million of 3.50% notes due in March 2029 and $575.0 million of 4.20% notes due in March 2049, both issued at a discount. Net proceeds to the Company from the debt offering were $987.6 million. We used these net proceeds primarily to repay our outstanding commercial paper, with the remaining proceeds used for general corporate purposes.
We entered into treasury locks to manage the potential change in interest rates in anticipation of the issuance of the $1.5 billion aggregate notes in August 2021 and the $1.0 billion of fixed rate debt in March 2019. These treasury locks were designated as and accounted for as cash flow hedges. The effective differentials paid on these treasury locks was initially recorded in Accumulated other comprehensive loss, net of tax effect. As a result of the changes in the interest rates on the treasury locks between the time we entered into the treasury locks and the time we priced and issued the notes, the Company made a net payment of $28.0 million to the counterparties from the August 2021 issuance and $35.7 million to the counterparty from the March 2019 issuance. The $28.0 million and $35.7 million net losses on the settlement of the treasury locks were recorded in Accumulated other comprehensive loss, net of tax effect, and are being amortized over the term of the corresponding notes, and recognized as an adjustment to Interest expense in the Consolidated Statement of Operations.
On June 29, 2022, we replaced our former $1.25 billion unsecured revolving credit facility with a new five-year $1.5 billion unsecured revolving credit facility, expiring in June 2027. We can increase the aggregate amount of this credit facility by up to $750.0 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility or the former credit facility during the periods ended September 30, 2022, or 2021. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
Among other uses, we can draw on our credit facility as a standby liquidity facility to repay our outstanding commercial paper as it matures. Under our current policy, we expect to limit our other borrowings under our credit facility, if any, to amounts that would leave enough credit available under the facility so that we could borrow, if needed, to repay all of our then outstanding commercial paper as it matures.
Separate short-term unsecured credit facilities of approximately $214.1 million at September 30, 2022, were available to non-U.S. subsidiaries, of which approximately $30.0 million was committed under letters of credit. Borrowings under our non-U.S. credit facilities at September 30, 2022 and 2021, were not significant. We were in compliance with financial covenants under our credit facilities at September 30, 2022 and 2021. There are no significant commitment fees or compensating balance requirements under our credit facilities.
Interest payments were $120.4 million during 2022, $91.8 million during 2021, and $101.7 million during 2020.
The following table presents the carrying amounts and estimated fair values of Long-term debt in the Consolidated Balance Sheet (in millions):

	September 30, 2022		September 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$609.1	$589.1	$6.8	$6.8
Long-term debt	2,867.8	2,485.4	3,464.6	3,874.8
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Other Current Liabilities
Other current liabilities consist of (in millions):

	September 30,
	2022	2021
Unrealized losses on foreign exchange contracts (Note 11)	$31.2	$16.9
Product warranty obligations (Note 9)	16.5	18.0
Taxes other than income taxes	65.6	59.8
Accrued interest	18.1	17.8
Income taxes payable	81.1	188.4
Operating lease liabilities	83.3	89.9
Other	107.2	86.8
Other current liabilities	$403.0	$477.6
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
Changes in product warranty obligations were (in millions):

	September 30,
	2022	2021
Beginning balance	$18.0	$20.8
Warranties recorded at time of sale	14.5	17.3
Adjustments to pre-existing warranties	(3.6)	(6.2)
Settlements of warranty claims	(12.4)	(13.9)
Ending balance	$16.5	$18.0
10. Investments
Our investments consist of (in millions):

	September 30,
	2022	2021
Fixed income securities	$12.6	$0.6
Equity securities (level 1)	928.8	1,267.6
Equity securities (other)	76.4	27.1
Other	50.8	68.8
Total investments	1,068.6	1,364.1
Less: Short-term investments (1)	(12.6)	(0.6)
Long-term investments	$1,056.0	$1,363.5
(1) Short-term investments are included in Other current assets in the Consolidated Balance Sheet.
Equity Securities
Equity securities (level 1) consist of 8,879,717 and 10,582,010 shares of PTC Inc. (PTC) common stock (the “PTC Shares”) at September 30, 2022 and 2021, respectively. The PTC Shares are classified as level 1 in the fair value hierarchy, as described in Note 1, and are recognized at fair value in the Consolidated Balance Sheet using the most recent closing price of PTC common stock quoted on Nasdaq.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity securities (other) consist of various securities that do not have a readily determinable fair value, which we account for using the measurement alternative under U.S. GAAP. These securities are recorded at the investment cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer in the Consolidated Balance Sheet. Observable price changes are classified as level 2 in the fair value hierarchy, as described in Note 1. The carrying values at September 30, 2022 and 2021, include cumulative upward adjustments from observed price changes of $17.2 million and $5.1 million, respectively.
We record gains and losses on investments within the Change in fair value of investments line in the Consolidated Statement of Operations. The gains and losses on investments we recorded for the following periods were (in millions):

	2022	2021	2020
Net (loss) gain on equity securities (level 1)	$(136.4)	$392.3	$153.9
Net gain on equity securities (other)	15.1	5.1	—
Equity method loss on Other investments	(15.6)	—	—
Change in fair value of investments	(136.9)	397.4	153.9

Total net unrealized (loss) gain on equity securities	$(165.9)	$397.4	$153.9
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
We enter into foreign currency forward exchange contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years (cash flow hedges). We report in Other comprehensive income (loss) the effective portion of the gain or loss on derivative financial instruments that we designate and that qualify as cash flow hedges. We reclassify these gains or losses into earnings in the same periods when the hedged transactions affect earnings. To the extent forward exchange contracts designated as cash flow hedges are ineffective, changes in value are recorded in earnings through the maturity date. There was no impact on earnings due to ineffective cash flow hedges. At September 30, 2022, we had a U.S. dollar-equivalent gross notional amount of $839.0 million of foreign currency forward exchange contracts designated as cash flow hedges. We entered into treasury locks to manage the potential change in interest rates in anticipation of the issuance of $1.5 billion and $1.0 billion of fixed rate debt in August 2021 and March 2019, respectively. Treasury locks are accounted for as cash flow hedges since they hedge the risk of an increase in treasury rates for the forecasted interest payments of an anticipated fixed-rate debt issuance.
The pre-tax amount of gains (losses) recorded in Other comprehensive income (loss) related to cash flow hedges that would have been recorded in the Consolidated Statement of Operations had they not been so designated was (in millions):

	2022	2021	2020
Forward exchange contracts	$70.5	$(10.8)	$(9.7)
Treasury locks	—	(28.0)	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The pre-tax amount of gains (losses) reclassified from Accumulated other comprehensive loss into the Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related gains and losses on the hedged items during the periods presented, was (in millions):

	2022	2021	2020
Sales	$0.7	$1.9	$(0.7)
Cost of sales	21.8	(25.4)	19.6
Selling, general and administrative expenses	(0.9)	1.5	(1.4)
Interest expense	(3.6)	(2.3)	(2.1)
Total	$18.0	$(24.3)	$15.4
Approximately $39.3 million of pre-tax net unrealized gains on cash flow hedges as of September 30, 2022, will be reclassified into earnings during the next twelve months. We expect that these net unrealized gains will be offset when the hedged items are recognized in earnings.
Net Investment Hedges
We use foreign currency forward exchange contracts and foreign currency denominated debt obligations to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedges) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all instruments that are designated as net investment hedges and meet effectiveness requirements, the net changes in value of the designated hedging instruments are recorded in Accumulated other comprehensive loss within Shareowners’ equity where they offset gains and losses recorded on our net investments globally. To the extent forward exchange contracts or foreign currency denominated debt designated as net investment hedges are ineffective, changes in value are recorded in earnings through the maturity date. There was no impact on earnings due to ineffective net investment hedges. At September 30, 2022, we had no foreign currency forward exchange contracts designated as net investment hedges.
The pre-tax amount of losses recorded in Other comprehensive income (loss) related to net investment hedges that would have been recorded in the Consolidated Statement of Operations had they not been so designated was (in millions):

	2022	2021	2020
Forward exchange contracts	$—	$(0.8)	$(1.3)
Fair Value Hedges
We used interest rate swap contracts to manage the borrowing costs of certain long-term debt. In February 2015, we issued $600.0 million aggregate principal amount of fixed rate notes (“2025 Notes”). Upon issuance of these notes, we entered into fixed-to-floating interest rate swap contracts that effectively converted these notes from fixed rate debt to floating rate debt. We designated these contracts as fair value hedges because they hedged the changes in fair value of the fixed rate notes resulting from changes in interest rates. The changes in value of these fair value hedges were recorded as gains or losses in Interest expense and are offset by the losses or gains on the underlying debt instruments, which are also recorded in Interest expense. In May 2020, we settled all outstanding interest rate swaps and received $22.0 million from the counterparties. This gain on the settlement of the interest rate swaps was recorded as an adjustment to the carrying value of the 2025 Notes and is being amortized over the remaining term of those notes as an adjustment to Interest expense in the Consolidated Statement of Operations.
The pre-tax amount of net gains recognized within the Consolidated Statement of Operations related to derivative instruments designated as fair value hedges, which fully offset the related net gains and losses on the hedged debt instruments during the periods presented, was (in millions):

	2022	2021	2020
Interest income	$—	$—	$15.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives Not Designated as Hedging Instruments
Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. We enter into foreign currency forward exchange contracts that we do not designate as hedging instruments to offset the transaction gains or losses associated with some of these assets and liabilities. Gains and losses on derivative financial instruments for which we do not elect hedge accounting are recognized in the Consolidated Statement of Operations in each period, based on the change in the fair value of the derivative financial instruments. At September 30, 2022, we had a U.S. dollar-equivalent gross notional amount of $1,066.1 million of foreign currency forward exchange contracts not designated as hedging instruments.
The pre-tax amount of gains (losses) from forward exchange contracts not designated as hedging instruments recognized in the Consolidated Statement of Operations was (in millions):

	2022	2021	2020
Cost of sales	$0.5	$(0.2)	$6.1
Other (expense) income	38.6	(8.1)	(11.8)
Total	$39.1	$(8.3)	$(5.7)
Fair Value of Derivative Instruments
We recognize all derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheet. We value our forward exchange contracts using a market approach. We use a valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during fiscal 2022, 2021, or 2020. It is our policy to execute such instruments with major financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities. Our foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries. The U.S. dollar-equivalent gross notional amount of our forward exchange contracts totaled $1,905.1 million at September 30, 2022. Currency pairs (buy/sell) comprising the most significant contract notional values were Euro/United States dollar (USD), USD/Canadian dollar, and USD/Mexican peso.
The fair value of our derivatives and their location in our Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2022	September 30, 2021
Forward exchange contracts	Other current assets	$52.2	$7.6
Forward exchange contracts	Other assets	8.0	2.1
Forward exchange contracts	Other current liabilities	(10.2)	(7.4)
Forward exchange contracts	Other liabilities	(1.0)	(0.2)
Total		$49.0	$2.1

		Fair Value (Level 2)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2022	September 30, 2021
Forward exchange contracts	Other current assets	$59.9	$4.4
Forward exchange contracts	Other current liabilities	(21.0)	(9.5)
Total		$38.9	$(5.1)
Refer to Note 1 for further information regarding levels in the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Shareowners’ Equity
Common Stock
At September 30, 2022, the authorized stock of the Company consisted of one billion shares of common stock, par value $1.00 per share, and 25 million shares of preferred stock, without par value. At September 30, 2022, 15.0 million shares of authorized common stock were reserved for various incentive plans.
Changes in outstanding common shares are summarized as follows (in millions):

	2022	2021	2020
Beginning balance	116.0	116.2	115.7
Treasury stock purchases	(1.3)	(1.1)	(1.4)
Common stock issued (including share-based compensation impact)	0.5	0.9	1.9
Ending balance	115.2	116.0	116.2
At September 30, 2022 and 2021, there were $1.6 million and $1.8 million, respectively, of outstanding common stock share repurchases recorded in Accounts payable.
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss attributable to Rockwell Automation by component were (in millions):

	Pension and other postretirement benefit plan adjustments, net of tax (Note 14)	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2019	$(1,133.7)	$(341.3)	$(13.0)	$(1,488.0)
Other comprehensive (loss) income before reclassifications	(100.2)	26.0	(7.3)	(81.5)
Amounts reclassified from accumulated other comprehensive loss	109.5	—	(11.2)	98.3
Other comprehensive income (loss)	9.3	26.0	(18.5)	16.8
Adoption of accounting standard/other	(146.8)	3.8	—	(143.0)
Balance as of September 30, 2020	$(1,271.2)	$(311.5)	$(31.5)	$(1,614.2)
Other comprehensive income (loss) before reclassifications	438.9	31.4	(29.2)	441.1
Amounts reclassified from accumulated other comprehensive loss	138.2	—	17.8	156.0
Other comprehensive income (loss)	577.1	31.4	(11.4)	597.1
Balance as of September 30, 2021	$(694.1)	$(280.1)	$(42.9)	$(1,017.1)
Other comprehensive income (loss) before reclassifications	170.7	(184.9)	51.2	37.0
Amounts reclassified from accumulated other comprehensive loss	75.6	—	(13.0)	62.6
Other comprehensive income (loss)	246.3	(184.9)	38.2	99.6
Balance as of September 30, 2022	$(447.8)	$(465.0)	$(4.7)	$(917.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reclassifications out of Accumulated other comprehensive loss to the Consolidated Statement of Operations were (in millions):

	Year Ended September 30,			Affected Line in the Consolidated Statement of Operations
	2022	2021	2020
Pension and other postretirement benefit plan adjustments (1)
Amortization of prior service credit	$(0.2)	$(4.0)	$(4.5)	Other (expense) income
Amortization of net actuarial loss	60.1	142.5	148.7	Other (expense) income
Settlement and curtailment charges	38.6	39.8	—	Other (expense) income
	98.5	178.3	144.2	Income before income taxes
	(22.9)	(40.1)	(34.7)	Income tax provision
	$75.6	$138.2	$109.5	Net income attributable to Rockwell Automation, Inc.

Net unrealized (gains) losses on cash flow hedges
Forward exchange contracts	$(0.7)	$(1.9)	$0.7	Sales
Forward exchange contracts	(21.8)	25.4	(19.6)	Cost of sales
Forward exchange contracts	0.9	(1.5)	1.4	Selling, general and administrative expenses
Treasury locks related to 2019 and 2021 debt issuances	3.6	2.3	2.1	Interest expense
	(18.0)	24.3	(15.4)	Income before income taxes
	5.0	(6.5)	4.2	Income tax provision
	$(13.0)	$17.8	$(11.2)	Net income attributable to Rockwell Automation, Inc.

Total reclassifications	$62.6	$156.0	$98.3	Net income attributable to Rockwell Automation, Inc.
(1) These components are included in the computation of net periodic benefit costs. See Note 14 for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Share-Based Compensation
During 2022, 2021, and 2020, we recognized $68.1 million, $51.7 million, and $46.1 million of pre-tax share-based compensation expense, respectively. The total income tax benefit related to share-based compensation expense was $11.2 million, $8.6 million, and $7.7 million during 2022, 2021, and 2020, respectively. As of September 30, 2022, total unrecognized compensation cost related to share-based compensation awards, net of estimated forfeitures, was $101.9 million, which we expect to recognize over a weighted average period of approximately 2.0 years.
During 2020, we adopted, and our shareowners approved, our 2020 Long-Term Incentives Plan (2020 Plan), which replaced our 2012 Long-Term Incentives Plan, as amended (2012 Plan), and our 2003 Directors Stock Plan, as amended (Directors Plan). Our 2020 Plan authorizes us to deliver up to 13.0 million shares of our common stock upon exercise of stock options, upon grant, or in payment of stock appreciation rights, performance shares, performance units, restricted stock units, or restricted stock. Our Directors Plan authorized us to deliver up to 0.5 million shares of our common stock upon exercise of stock options, upon grant, or in payment of restricted stock units. Shares relating to awards under our 2012 Plan that terminate by expiration, forfeiture, cancellation, or otherwise without the issuance or delivery of shares or that are settled in cash in lieu of shares will be available for further awards under the 2020 Plan. Approximately 10.1 million shares under our 2020 Plan remain available for future grant or payment at September 30, 2022. We use treasury stock to deliver shares of our common stock under these plans. Our 2020 Plan does not permit share-based compensation awards to be granted after February 4, 2030.
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
The per share weighted average fair value of stock options granted during the years ended September 30, 2022, 2021, and 2020, was $87.68, $55.50, and $35.80, respectively. The total intrinsic value of stock options exercised was $52.8 million, $108.4 million, and $151.6 million during 2022, 2021, and 2020, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	2022	2021	2020
Average risk-free interest rate	0.38%	0.38%	1.63%
Expected dividend yield	1.28%	1.73%	2.08%
Expected volatility	31%	31%	24%
Expected term (years)	4.8	4.9	4.9
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
A summary of stock option activity for the year ended September 30, 2022, is as follows:

	Shares (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value of In-The-Money Options (in millions)
Outstanding at October 1, 2021	2,496	$173.07
Granted	164	350.75
Exercised	(363)	159.50
Forfeited	(48)	241.22
Canceled	(3)	221.49
Outstanding at September 30, 2022	2,246	186.72	6.0	$90.0
Exercisable at September 30, 2022	1,717	166.64	5.3	84.9
The amount of options expected to vest is materially consistent with those outstanding and not yet exercisable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance Share Awards
Certain officers and key employees are also eligible to receive shares of our common stock in payment of performance share awards granted to them. Grantees of performance shares will be eligible to receive shares of our common stock depending upon our total shareowner return, assuming reinvestment of all dividends, relative to the performance of companies in the S&P 500 Index over a three-year period for the awards granted in fiscal 2020. The number of shares actually earned for awards granted in fiscal 2020 will range from zero percent to 200 percent of the targeted number of performance shares for the three-year performance periods and will be paid, to the extent earned, in the fiscal quarter following the end of the applicable three-year performance period. Beginning with the awards granted in fiscal 2021, the total shareowner return is measured relative to the performance of companies in the following S&P 500 Selected GICS groups: Capital Goods, Software and Services, and Technology Hardware and Equipment. The number of shares actually earned for awards granted in fiscal 2022 and 2021 will range from zero percent to 200 percent of the targeted number of performance shares for the three-year performance periods and will be paid, to the extent earned, in the fiscal quarter following the end of the applicable three-year performance period.
A summary of performance share activity for the year ended September 30, 2022, is as follows:

	Shares (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2021	119	$232.94
Granted (1)	37	481.28
Adjustment for performance results achieved (2)	21	155.04
Vested and issued	(68)	155.04
Forfeited	(12)	316.27
Outstanding at September 30, 2022	97	354.29
(1) Performance shares granted assuming achievement of performance goals at target.
(2) Adjustments were due to the number of shares vested under fiscal 2019 awards at the end of the three-year performance period ended September 30, 2021, being higher than the target number of shares.

The following table summarizes information about performance shares vested during the years ended September 30, 2022, 2021, and 2020:

	2022	2021	2020
Percent payout	144%	93%	77%
Shares vested (in thousands)	68	31	28
Total fair value of shares vested (in millions)	$23.4	$7.4	$5.6
For the three-year performance period ending September 30, 2022, the payout will be 177% of the target number of shares, with a maximum of approximately 48,000 shares to be delivered in payment under the awards in December 2022.
The per share fair value of performance share awards granted during the years ended September 30, 2022, 2021, and 2020, was $481.28, $298.10, and $265.04, respectively, which we determined using a Monte Carlo simulation and the following assumptions:

	2022	2021	2020
Average risk-free interest rate	0.94%	0.19%	1.58%
Expected dividend yield	1.28%	1.73%	2.06%
Expected volatility	36%	37%	25%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock and Restricted Stock Units
We grant restricted stock and restricted stock units to certain employees, and non-employee directors may elect to receive a portion of their compensation in restricted stock units. Restrictions on employee restricted stock and employee restricted stock units generally lapse over periods ranging from one to five years. Director restricted stock units generally are payable upon retirement. We value restricted stock and restricted stock units at the closing market value of our common stock on the date of grant. The weighted average fair value of restricted stock and restricted stock unit awards granted during the years ended September 30, 2022, 2021, and 2020, was $298.44, $265.32, and $200.36, respectively. The total fair value of shares vested during the years ended September 30, 2022, 2021, and 2020, was $35.6 million, $10.4 million, and $8.7 million, respectively.
A summary of restricted stock and restricted stock unit activity for the year ended September 30, 2022, is as follows:

	Shares (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2021	351	$239.89
Granted	252	298.44
Vested	(116)	231.97
Forfeited	(39)	275.08
Outstanding at September 30, 2022	448	271.71
We also granted approximately 3,300 shares of unrestricted common stock to non-employee directors during the year ended September 30, 2022. The weighted average grant date fair value of the unrestricted stock awards granted during the years ended September 30, 2022, 2021, and 2020, was $345.00, $228.80, and $171.51, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Retirement Benefits
We sponsor funded and unfunded pension plans and other postretirement benefit plans for our employees. The pension plans provide for monthly pension payments to eligible employees after retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees are primarily based on specified benefit amounts and years of service. Effective July 1, 2010, we closed participation in our U.S. and Canada pension plans to employees hired after June 30, 2010. Employees hired after June 30, 2010 are instead eligible to participate in defined contribution plans. Effective October 1, 2010, we also closed participation in our U.K. pension plan to employees hired after September 30, 2010, and these employees are now eligible for a defined contribution plan. Benefits to be provided to plan participants hired before July 1, 2010 or October 1, 2010, respectively, are not affected by these changes. Our policy with respect to funding our pension obligations is to fund at a minimum the amount required by applicable laws and governmental regulations. We were not required to make contributions to satisfy minimum funding requirements in our U.S. pension plans in 2022, 2021, or 2020. We did not make voluntary contributions to our U.S. qualified pension plan in 2022 and 2021. We made a voluntary contribution of $50.0 million to our U.S. qualified pension plan in 2020.
We sponsor various defined contribution savings plans that allow eligible employees to contribute a portion of their income in accordance with plan specific guidelines. We contribute to savings plans and/or will match a percentage of the employee contributions up to certain limits. The Company contributions to defined contribution plans are based on age and years of service and range from 3% to 7% of eligible compensation. However, effective from May 2020 through November 2020, we temporarily suspended the 401(k) matching contribution for all U.S. employees to address the then-current and anticipated economic conditions resulting from the global COVID-19 pandemic. Expense related to these plans was $63.8 million in 2022, $58.5 million in 2021, and $50.9 million in 2020.
Other postretirement benefits are primarily in the form of retirement medical plans that cover certain employees in the U.S. and Canada and provide for the payment of certain medical costs of eligible employees and dependents after retirement. The postretirement benefit plan was closed to employees hired after December 31, 2004.
Net Periodic Benefit Cost
The components of net periodic benefit cost (income) were (in millions):

	Pension Benefits			Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Service cost	$70.9	$90.1	$91.1	$0.8	$1.2	$1.0
Interest cost	135.6	125.6	136.4	1.3	1.2	1.6
Expected return on plan assets	(230.7)	(241.3)	(244.8)	—	—	—
Amortization
Prior service cost (credit)	0.6	1.4	0.9	(0.8)	(5.4)	(5.4)
Net actuarial loss	59.4	141.4	147.3	0.7	1.1	1.4
Settlement and curtailment charges	38.6	39.8	—	—	—	—
Net periodic benefit cost (income)	$74.4	$157.0	$130.9	$2.0	$(1.9)	$(1.4)
The service cost component is included in Cost of sales and Selling, general and administrative expenses in the Consolidated Statement of Operations. All other components are included in Other (expense) income in the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant assumptions used in determining net periodic benefit cost (income) were (in weighted averages):

	Pension Benefits			Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020
U.S. Plans
Discount rate	3.86%	2.90%	3.30%	2.50%	2.15%	2.90%
Expected return on plan assets	7.00%	7.25%	7.50%	—	—	—
Compensation increase rate	3.40%	3.40%	3.40%	—	—	—
Non-U.S. Plans
Discount rate	2.01%	1.56%	1.60%	2.90%	2.20%	2.65%
Expected return on plan assets	4.59%	4.68%	5.11%	—	—	—
Compensation increase rate	3.00%	2.90%	3.06%	—	—	—
Net Benefit Obligation
Benefit obligation, plan assets, funded status, and net liability information is summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
Benefit obligation at beginning of year	$4,751.8	$5,026.9	$51.5	$57.0
Service cost	70.9	90.1	0.8	1.2
Interest cost	135.6	125.6	1.3	1.2
Actuarial gains	(1,216.8)	(162.6)	(1.1)	(4.9)
Plan amendments	4.6	0.1	—	—
Plan participant contributions	2.2	2.8	3.8	3.1
Benefits paid	(153.8)	(156.9)	(11.7)	(8.8)
Settlements and curtailments	(320.4)	(219.3)	—	—
Currency translation and other	(108.5)	45.1	(0.4)	2.7
Benefit obligation at end of year	3,165.6	4,751.8	44.2	51.5
Plan assets at beginning of year	4,192.2	3,838.0	—	—
Actual return on plan assets	(768.0)	653.7	—	—
Company contributions	54.3	34.9	7.9	5.7
Plan participant contributions	2.2	2.8	3.8	3.1
Benefits paid	(153.8)	(156.9)	(11.7)	(8.8)
Settlements and curtailments	(312.2)	(219.3)	—	—
Currency translation and other	(110.8)	39.0	—	—
Plan assets at end of year	2,903.9	4,192.2	—	—
Funded status of plans	$(261.7)	$(559.6)	$(44.2)	$(51.5)

Net amount on balance sheet consists of
Other assets	$158.8	$118.5	$—	$—
Compensation and benefits	(15.1)	(37.0)	(6.4)	(5.7)
Retirement benefits	(405.4)	(641.1)	(37.8)	(45.8)
Net amount on balance sheet	$(261.7)	$(559.6)	$(44.2)	$(51.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The actuarial gains recorded within the benefit obligation in 2022 were primarily the result of an increase in the discount rate for the U.S. Plans, which increased from 3.10% in 2021 to 5.65% in 2022. The actuarial gains recorded in 2021 were primarily the result of an increase in the discount rate for the U.S. Plans, which increased from 2.90% in 2020 to 3.10% in 2021. Approximately 76 percent of our 2022 global projected benefit obligation relates to our U.S. pension plan.
Amounts included in Accumulated other comprehensive loss, net of tax, which have not yet been recognized in net periodic benefit cost (income) are as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
Prior service (credit) cost	$(61.3)	$(30.7)	$4.7	$4.1
Net actuarial loss	503.9	718.7	0.5	2.0
Total	$442.6	$688.0	$5.2	$6.1
During 2022, we recognized prior service costs (credits), settlements, and curtailments of $38.4 million ($30.0 million net of tax) and net actuarial losses of $60.1 million ($45.6 million net of tax) in pension and other postretirement net periodic benefit cost (income), which were included in Accumulated other comprehensive loss at September 30, 2021.
The accumulated benefit obligation for our pension plans was $2,982.0 million and $4,393.0 million at September 30, 2022 and 2021, respectively.
Information regarding our pension plans with projected benefit obligations in excess of the fair value of plan assets (underfunded plans) are as follows (in millions):

	2022	2021
Projected benefit obligation	$2,529.0	$4,210.5
Fair value of plan assets	2,108.5	3,532.4
Information regarding our pension plans with accumulated benefit obligations in excess of the fair value of plan assets (underfunded plans) are as follows (in millions):

	2022	2021
Accumulated benefit obligation	$2,365.5	$3,510.7
Fair value of plan assets	2,108.5	3,156.7
Significant assumptions used in determining the benefit obligations were (in weighted averages):

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
U.S. Plans
Discount rate	5.65%	3.10%	5.70%	2.50%
Compensation increase rate	3.30%	3.40%	—	—
Health care cost trend rate (1)	—	—	6.50%	6.00%
Non-U.S. Plans
Discount rate	4.35%	2.03%	5.10%	2.90%
Compensation increase rate	3.03%	3.00%	—	—
Health care cost trend rate (1)	—	—	4.50%	4.50%
(1) The health care cost trend rate reflects the estimated increase in gross medical claims costs. As a result of the plan amendment adopted effective October 1, 2002, our effective per person retiree medical cost increase is zero percent beginning in 2005 for the majority of our postretirement benefit plans. For our other plans, we assume the gross health care cost trend rate will remain at 6.50% in 2023 and decrease to 5.00% in 2025 for U.S. Plans and will not change in future periods for Non-U.S. Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Future Payments
We expect to contribute $26.1 million related to our global pension plans and $6.6 million to our postretirement benefit plans in 2023.
The following benefit payments, which include employees’ expected future service, as applicable, are expected to be paid (in millions):

	Pension Benefits	Other Postretirement Benefits
2023	$446.8	$6.6
2024	219.9	6.1
2025	225.5	5.5
2026	229.6	5.0
2027	237.2	4.5
2028-2032	1,187.0	16.5
Plan Assets
In determining the expected long-term rate of return on assets assumption, we consider actual returns on plan assets over the long term, adjusted for forward-looking considerations, such as inflation, interest rates, equity performance, and the active management of the plan’s invested assets. We also considered our current and expected mix of plan assets in setting this assumption. This resulted in the selection of the weighted average long-term rate of return on assets assumption. Our global weighted average targeted and actual asset allocations at September 30, by asset category, are:

	Allocation			Target	September 30,
Asset Category	Range			Allocations	2022	2021
Equity securities	40%	–	65%	50%	53%	56%
Debt securities	30%	–	50%	43%	41%	38%
Other	0%	–	15%	7%	6%	6%
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
As of September 30, 2022 and 2021, our pension plans do not directly own our common stock.
In certain countries where we operate, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, we typically make benefit payments directly from cash as they become due, rather than by creating a separate pension fund.
The valuation methodologies used for our pension plans’ investments measured at fair value are described as follows. There have been no changes in the methodologies used at September 30, 2022 and 2021.
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
Insurance contracts — Valued at the aggregate amount of accumulated contribution and investment income less amounts used to make benefit payments and administrative expenses, which approximates fair value.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our pension plans’ investments measured at fair value as of September 30, 2022 (in millions):

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash and cash equivalents	$3.1	$—	$—	$3.1
Equity securities
Mutual funds	53.1	—	—	53.1
Common stock	532.9	—	—	532.9
Common collective trusts	—	621.1	—	621.1
Fixed income securities
Corporate debt	—	453.1	—	453.1
Government securities	224.8	41.6	—	266.4
Common collective trusts	—	143.6	—	143.6
Total U.S. Plans investments in fair value hierarchy	$813.9	$1,259.4	$—	2,073.3
U.S. Plans investments measured at NAV
Private equity				18.0
Total U.S. Plans investments				2,091.3
Non-U.S. Plans
Cash and cash equivalents	$13.3	$—	$—	13.3
Equity securities
Common stock	143.2	—	—	143.2
Common collective trusts	—	185.1	—	185.1
Fixed income securities
Corporate debt	—	39.7	—	39.7
Government securities	1.3	—	—	1.3
Common collective trusts	—	291.3	—	291.3
Other types of investments
Real estate funds	—	63.7	—	63.7
Insurance contracts	—	—	54.9	54.9
Other	—	—	3.8	3.8
Total Non-U.S. Plans investments in fair value hierarchy	$157.8	$579.8	$58.7	796.3
Non-U.S. Plans investments measured at NAV
Real estate funds				16.3
Total Non-U.S. Plans investments				812.6
Total investments measured at fair value				$2,903.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our pension plans’ investments measured at fair value as of September 30, 2021 (in millions):

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash and cash equivalents	$3.5	$—	$—	$3.5
Equity securities
Mutual funds	88.7	—	—	88.7
Common stock	1,159.8	—	—	1,159.8
Common collective trusts	—	609.2	—	609.2
Fixed income securities
Corporate debt	—	678.2	—	678.2
Government securities	290.5	66.5	—	357.0
Common collective trusts	—	119.7	—	119.7
Other types of investments
Insurance contracts	—	—	0.9	0.9
Total U.S. Plans investments in fair value hierarchy	$1,542.5	$1,473.6	$0.9	3,017.0
U.S. Plans investments measured at NAV
Private equity				30.3
Total U.S. Plans investments				3,047.3
Non-U.S. Plans
Cash and cash equivalents	$8.5	$—	$—	8.5
Equity securities
Common stock	170.3	—	—	170.3
Common collective trusts	—	334.9	—	334.9
Fixed income securities
Corporate debt	—	64.7	—	64.7
Government securities	1.4	—	—	1.4
Common collective trusts	—	357.0	—	357.0
Other types of investments
Real estate funds	—	81.1	—	81.1
Insurance contracts	—	—	106.2	106.2
Other	—	—	4.7	4.7
Total Non-U.S. Plans investments in fair value hierarchy	$180.2	$837.7	$110.9	1,128.8
Non-U.S. Plans investments measured at NAV
Real estate funds				16.1
Total Non-U.S. Plans investments				1,144.9
Total investments measured at fair value				$4,192.2
The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2022 (in millions):

	Balance October 1, 2021	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, and Settlements, Net	Balance September 30, 2022
U.S. Plans
Insurance contracts	$0.9	$—	$—	$(0.9)	$—
Non-U.S. Plans
Insurance contracts	106.2	—	(50.9)	(0.4)	54.9
Other	4.7	—	(0.7)	(0.2)	3.8
	$111.8	$—	$(51.6)	$(1.5)	$58.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2021 (in millions):

	Balance October 1, 2020	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, and Settlements, Net	Balance September 30, 2021
U.S. Plans
Insurance contracts	$0.9	$—	$—	$—	$0.9
Non-U.S. Plans
Insurance contracts	110.2	—	(5.7)	1.7	106.2
Other	4.6	—	0.1	—	4.7
	$115.7	$—	$(5.6)	$1.7	$111.8

15. Other (Expense) Income
The components of Other (expense) income were (in millions):

	2022	2021	2020
Interest income	$4.4	$1.6	$5.5
Royalty income	10.9	10.2	8.9
Legacy product liability and environmental charges	(15.6)	(10.6)	(14.5)
Non-operating pension and postretirement benefit cost	(4.7)	(63.8)	(37.4)
Legal settlement (Note 17)	—	70.0	—
Other	3.4	(1.7)	7.8
Other (expense) income	$(1.6)	$5.7	$(29.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Income Taxes
Selected income tax data (in millions):

	2022	2021	2020
Components of Income before income taxes
United States	$371.3	$885.1	$556.2
Non-United States	702.3	641.1	579.9
Total	$1,073.6	$1,526.2	$1,136.1

Components of Income tax provision
Current
United States	$71.6	$149.6	$68.1
Non-United States	102.9	190.7	96.6
State and local	13.6	25.7	13.9
Total current	188.1	366.0	178.6
Deferred
United States	(10.7)	(154.7)	(32.8)
Non-United States	(13.0)	(19.0)	(24.7)
State and local	(9.9)	(10.4)	(8.2)
Total deferred	(33.6)	(184.1)	(65.7)
Income tax provision	$154.5	$181.9	$112.9

Total income taxes paid	$340.2	$329.3	$187.9
Income tax liabilities of $233.7 million and $264.8 million related to the U.S. transition tax under the Tax Act that are payable greater than 12 months from September 30, 2022 and 2021, respectively, are recorded in Other liabilities in the Consolidated Balance Sheet. Furthermore, taxes paid as a result of the transition tax was $31.2 million in each of the years ended September 30, 2022 and 2021, respectively, and $28.7 million during the year ended September 30, 2020 as included in total income taxes paid.
Effective Tax Rate Reconciliation
The reconciliation between the U.S. federal statutory rate and our effective tax rate was:

	2022	2021	2020
Statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes	0.5	1.4	0.8
Non-United States taxes	(5.4)	(3.8)	(5.0)
Repatriation of foreign earnings	1.1	0.9	1.3
Foreign-derived intangible income	(0.5)	(2.8)	(1.0)
Settlements with taxing authorities	—	(1.0)	(0.2)
Sensia formation	0.1	0.1	(1.1)
Change in valuation allowance (1)	(0.5)	(1.7)	(2.7)
Share-based compensation	(1.0)	(1.1)	(1.9)
Research and development tax credit	(1.0)	(0.6)	(1.1)
Other	0.1	(0.5)	(0.2)
Effective income tax rate	14.4%	11.9%	9.9%
(1) During fiscal 2021, we reversed our valuation allowance against deferred tax assets associated with the change in fair value of the PTC Shares. This resulted in a decrease to the effective tax rate of 1.7% and no remaining valuation allowance related to PTC Shares, as described further in the table below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We operate in certain non-U.S. tax jurisdictions under government-sponsored tax incentive programs, which may be extended if certain additional requirements are met. The program, which generates the primary benefit has been extended to expire in 2032. The tax benefit attributable to these programs was $58.3 million ($0.50 per diluted share) in 2022, $61.2 million ($0.52 per diluted share) in 2021, and $59.1 million ($0.51 per diluted share) in 2020.

Deferred Taxes
The tax effects of temporary differences that give rise to our net deferred income tax assets (liabilities) consists of (in millions):

	2022	2021
Deferred income tax assets
Compensation and benefits	$26.7	$41.7
Inventory	10.4	12.8
Returns, rebates and incentives	61.7	37.5
Retirement benefits	80.7	153.1
Environmental remediation and other site-related costs	23.6	22.8
Share-based compensation	21.5	18.5
Other accruals and reserves	249.9	250.2
Net operating loss carryforwards	85.2	130.4
Tax credit carryforwards	19.3	20.3
Capital loss carryforwards	13.0	15.3
Other	10.7	23.7
Subtotal	602.7	726.3
Valuation allowance	(23.1)	(32.6)
Net deferred income tax assets	579.6	693.7
Deferred income tax liabilities
Property	(36.9)	(43.7)
Intangible assets	(149.8)	(160.5)
Investments	(26.0)	(64.3)
Unremitted earnings of foreign subsidiaries	(20.0)	(42.0)
Other	(2.1)	(2.3)
Deferred income tax liabilities	(234.8)	(312.8)
Total net deferred income tax assets	$344.8	$380.9
We provide for deferred taxes on the majority of earnings of our non-U.S. subsidiaries and have done so since the enactment of the Tax Act in 2017. We do not provide for deferred taxes on a limited number of our non-U.S. subsidiaries established in jurisdictions that apply significant restrictions for repatriating cash. The amount of cumulative non-distributed earnings considered to be indefinitely reinvested outside the U.S. at September 30, 2022, is $120.4 million. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution of these earnings.
We believe it is more likely than not that we will realize our deferred tax assets through the reduction of future taxable income, other than for the deferred tax assets reflected below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tax attributes and related valuation allowances at September 30, 2022 consists of (in millions):

Tax attributes and related valuation allowances	Tax Benefit Amount	Valuation Allowance	Carryforward Period Ends
Non-United States net operating loss carryforward	$3.7	$3.7	2023	-	9/30/2030
Non-United States net operating loss carryforward	42.2	1.6	Indefinite
Non-United States capital loss carryforward	12.9	12.8	Indefinite
United States credit carryforward	9.3	—	2030	-	2041
United States capital loss carryforward	0.1	—	2026
United States net operating loss carryforward	0.1	—	2023	-	2036
United States net operating loss carryforward	26.5	—	Indefinite
State and local net operating loss carryforward	12.7	1.1	2024	-	2040
State tax credit carryforward	10.0	—	2023	-	2037
Subtotal	117.5	19.2
Other deferred tax assets	3.9	3.9	Indefinite
Total	$121.4	$23.1
Unrecognized Tax Benefits
A reconciliation of our gross unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2022	2021	2020
Gross unrecognized tax benefits balance at beginning of year	$4.3	$25.5	$19.9
Additions based on tax positions related to the current year	0.1	0.1	—
Additions based on tax positions related to prior years	—	0.4	5.6
Reductions related to settlements with taxing authorities	(0.5)	(18.1)	—
Reductions related to lapses of statute of limitations	—	(3.6)	—
Gross unrecognized tax benefits balance at end of year	$3.9	$4.3	$25.5
The amount of gross unrecognized tax benefits that would reduce our effective tax rate if recognized was $3.9 million, $4.3 million, and $25.5 million at September 30, 2022, 2021, and 2020, respectively.
Accrued interest and penalties related to unrecognized tax benefits were $1.4 million and $1.5 million at September 30, 2022 and 2021, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision. In 2022, benefits and expenses net to zero. Benefits (expense) recognized in 2021 and 2020 were $2.5 million and ($0.7) million, respectively.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $3.3 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $4.7 million.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2018 and are no longer subject to state, local, and non-U.S. income tax examinations for years before 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Commitments and Contingent Liabilities
Environmental Matters
Federal, state, and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment have and will continue to have an effect on our manufacturing operations. Thus far, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on our business, financial condition, or results of operations.
We have been designated as a potentially responsible party at 14 Superfund sites, excluding sites as to which our records disclose no involvement or as to which our potential liability has been finally determined and assumed by third parties. In addition, various other lawsuits, claims, and proceedings have been asserted against us seeking remediation of alleged environmental impairments, principally at previously owned properties.
Based on our assessment, we believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material effect on our business, financial condition, or results of operations. We cannot assess the possible effect of compliance with future requirements. Environmental remediation cost liabilities, net of related expected recoveries, were $46.0 million and $53.6 million as of September 30, 2022 and 2021, respectively.
Conditional Asset Retirement Obligations
We accrue for costs related to a legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development, or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional. Identified conditional asset retirement obligations include asbestos abatement and remediation of soil contamination beneath current and previously divested facilities. We estimate conditional asset retirement obligations using site-specific knowledge and historical industry expertise. There have been no significant changes in liabilities incurred, liabilities settled, accretion expense, or revisions in estimated cash flows for the years ended September 30, 2022, 2021, and 2020. Conditional asset retirement obligations, net of related expected recoveries, were $24.6 million and $23.6 million as of September 30, 2022 and 2021, respectively.
Other Matters
Various other lawsuits, claims, and proceedings have been or may be instituted or asserted against us relating to the conduct of our business, including those pertaining to product liability, environmental, safety and health, intellectual property, employment, and contract matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to us, we believe the disposition of matters that are pending or have been asserted will not have a material effect on our business, financial condition, or results of operations. The following outlines additional background for obligations associated with asbestos, divested businesses, and intellectual property.
We (including our subsidiaries) have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago, including products from divested businesses for which we have agreed to defend and indemnify claims. Currently there are lawsuits that name us as defendants, together with hundreds of other companies. But in all cases, for those claimants who do show that they worked with our products or products of divested businesses for which we are responsible, we nevertheless believe we have meritorious defenses, in substantial part due to the integrity of the products, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition caused by our products. We defend those cases vigorously. Historically, we have been dismissed from the vast majority of these claims with no payment to claimants.
Additionally, we have maintained insurance coverage that includes indemnity and defense costs, over and above self-insured retentions, for many of these claims. We believe these arrangements will provide substantial coverage for future defense and indemnity costs for these asbestos claims for many years into the future. The uncertainties of asbestos claim litigation make it difficult to predict accurately the ultimate outcome of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on our experience defending asbestos claims, we do not believe these lawsuits will have a material effect on our business, financial condition, or results of operations. Asbestos liabilities, net of related insurance coverage, were $14.3 million and $6.2 million as of September 30, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale and at times in other contracts with third parties. As of September 30, 2022, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition, or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition, or results of operations in a particular period. During the first quarter of fiscal 2021, we reached a favorable settlement agreement regarding litigation of a trademark infringement and false advertising matter and received $70 million. The settlement gain is recorded in Other (expense) income in the Consolidated Statement of Operations.

18. Leases
We have operating leases primarily for real estate, vehicles, and equipment. We have finance leases primarily for equipment. Our leases have remaining lease terms from less than one year to approximately 16 years.
We elected the package of practical expedients permitted under the transition guidance within the new standard on accounting for leases, which allows the Company to carry forward the historical assessments of whether contracts are, or contain, leases, lease classification, and initial direct costs. We also elected to not record lease ROU assets or lease liabilities for leases with an original term of 12 months or less. We elected to use the remaining lease term for purposes of calculating the incremental borrowing rate upon transition.
The components of lease expense were (in millions):

	2022	2021	2020
Operating lease expense (1)	$103.6	$109.8	$104.6
Variable lease expense (2)	16.6	15.8	15.6
Finance lease expense
Amortization of right-of-use assets	6.9	1.7	1.3
Interest on lease liabilities	0.6	0.4	0.4
Total lease expense	$127.7	$127.7	$121.9
(1) Operating lease expense includes short-term lease expense, which was not material.
(2) Variable lease expense includes sublease income, which was not material.
Supplemental balance sheet information related to leases consists of:

	2022	2021
Weighted average remaining lease term
Operating leases	6.3 years	6.8 years
Finance leases	3.0 years	4.3 years
Weighted average discount rate
Operating leases	2.07%	1.79%
Finance leases	2.04%	3.96%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Undiscounted maturities of lease liabilities as of September 30, 2022, were (in millions):

	Finance Leases	Operating Leases
2023	$9.5	$89.3
2024	8.2	74.6
2025	4.6	55.0
2026	1.6	39.1
2027	1.6	28.2
Thereafter	1.3	82.8
Total undiscounted lease payments	$26.8	$369.0
Less: Imputed interest	(1.1)	(22.5)
Total lease liabilities	$25.7	$346.5
As of September 30, 2022, we have additional operating leases for facilities that have not yet commenced with undiscounted lease obligations of approximately $11.0 million. These leases will commence in fiscal 2023.

Supplemental cash flow information related to leases consists of (in millions):

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$102.9	$108.5	$103.6
Operating cash flows from finance leases	0.6	0.4	0.4
Financing cash flows from finance leases	8.8	1.8	1.2
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$63.4	$90.6	$131.2
Financing leases	11.8	0.9	—

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
Intelligent Devices
The Intelligent Devices operating segment combines a comprehensive portfolio of smart products that create the foundation of an agile, resilient, and sustainable production system. This comprehensive portfolio includes:
•Power Control - Low and medium voltage variable frequency drives as well as low and medium voltage motor control;
•Motion Control - Servo drives, rotary servo motors, linear actuators, and independent cart technologies offering a comprehensive portfolio of servo control technologies;
•Safety, Sensing, & Industrial Components - Safety devices, sensing devices, motor control and circuit protection devices, operator devices, signaling devices, relays, and electrical control accessories; and
•Micro Control & Distributed I/O - Micro programmable logic controllers and distributed input/output platforms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Software & Control
The Software & Control operating segment contains a comprehensive portfolio of production automation and production operations platforms, including hardware and software. This integrated portfolio is merging information technology (IT) and operational technology (OT), bringing the benefits of the Connected Enterprise to the production system.
Our production automation portfolio is multi-discipline and scalable with the ability to handle applications in discrete, batch/hybrid and continuous process, drives control, motion and robotics control, machine safety and process safety. Our products include programmable automation controllers, design, visualization and simulation software, human machine interface products, industrial computers, machine safety and process safety products, industrial networks, and security products.
Our production operations portfolio helps industrial clients to plan, execute, manage, and optimize their production leveraging industrial data and software. Our software products include manufacturing execution systems, performance, quality, supply chain management, data management, edge, analytics, and machine learning software that enables customers to improve operational productivity and meet regulatory requirements. These solutions enable enterprise visibility, reduction of unplanned downtime, and optimization of processes.
Lifecycle Services
The Lifecycle Services operating segment contains a complete portfolio of professionally delivered services and value-added solutions. This comprehensive portfolio combines technology and domain expertise to help maximize customers’ investment and provide total lifecycle support as they innovate, design, operate, and sustain their business investments. This includes:
•consulting services including safety, security, and digital transformation strategy and design;
•professional services including global automation and information program and project management and delivery capabilities;
•connected services including operational technology/plant network, cybersecurity, cloud, predictive/prescriptive analytics, remote support, and managed services;
•field services including asset management, on-site support, and safety;
•workforce services including instructor-led and virtual training, learning, and enablement;
•Sensia Joint Venture, which exclusively serves the oil, gas, and petrochemical industry through a combination of connected products and digital automation services and solutions; and
•industrial automation and information solutions and custom-engineered systems that incorporate our own and third-party hardware and software products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sales and operating results of our reportable segments were (in millions):

	2022	2021	2020
Sales
Intelligent Devices	$3,544.6	$3,311.9	$2,956.0
Software & Control	2,312.9	1,947.0	1,681.3
Lifecycle Services	1,902.9	1,738.5	1,692.5
Total	$7,760.4	$6,997.4	$6,329.8
Segment operating earnings
Intelligent Devices	$717.6	$702.1	$587.8
Software & Control	666.7	531.0	473.8
Lifecycle Services	158.3	158.2	196.3
Total	1,542.6	1,391.3	1,257.9
Purchase accounting depreciation and amortization	(103.9)	(55.1)	(41.4)
Corporate and other	(104.7)	(120.6)	(98.9)
Non-operating pension and postretirement benefit cost	(4.7)	(63.8)	(37.4)
Change in fair value of investments	(136.9)	397.4	153.9
Legal settlement	—	70.0	—
Interest expense, net	(118.8)	(93.0)	(98.0)
Income before income taxes	$1,073.6	$1,526.2	$1,136.1
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the identifiable assets at September 30, 2022, 2021, and 2020, and the provision for depreciation and amortization and the amount of capital expenditures for property for the years then ended, for each of the reportable segments and Corporate (in millions):

	2022	2021	2020
Identifiable assets
Intelligent Devices	$2,070.0	$2,143.3	$1,585.0
Software & Control	3,887.6	4,000.4	1,072.7
Lifecycle Services	1,968.4	2,124.3	1,915.0
Corporate	2,832.7	2,433.6	2,692.0
Total	$10,758.7	$10,701.6	$7,264.7
Depreciation and amortization
Intelligent Devices	$45.8	$48.6	$51.8
Software & Control	47.0	49.1	40.6
Lifecycle Services	40.5	35.3	37.1
Corporate	1.7	1.7	1.8
Total	135.0	134.7	131.3
Purchase accounting depreciation and amortization	103.9	55.1	41.4
Total	$238.9	$189.8	$172.7
Capital expenditures for property
Intelligent Devices	$45.6	$52.0	$51.3
Software & Control	29.7	30.4	19.3
Lifecycle Services	32.9	19.6	24.9
Corporate	32.9	18.3	18.4
Total	$141.1	$120.3	$113.9
Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, prepaid pension, and property. Property shared by the segments and used in operating activities is also reported in Corporate identifiable assets and Corporate capital expenditures. Corporate identifiable assets include shared net property balances of $205.8 million, $275.8 million, and $247.3 million at September 30, 2022, 2021, and 2020, respectively, for which depreciation expense has been allocated to segment operating earnings based on the expected benefit to be realized by each segment. Corporate capital expenditures in 2022, 2021, and 2020, primarily consist of property that will be shared by our operating segments.
We conduct a significant portion of our business activities outside the United States. The following tables present sales and property by geographic region (in millions):

	Sales			Property
	2022	2021	2020	2022	2021	2020
North America	$4,722.0	$4,132.8	$3,760.2	$430.7	$416.1	$429.4
Europe, Middle East and Africa	1,437.6	1,405.7	1,249.3	78.9	91.1	81.9
Asia Pacific	1,088.0	1,012.2	868.7	58.6	54.8	42.8
Latin America	512.8	446.7	451.6	18.3	19.9	20.3
Total	$7,760.4	$6,997.4	$6,329.8	$586.5	$581.9	$574.4
We attribute sales to the geographic regions based on the country of destination. Sales in North America include $4,315.5 million, $3,740.2 million, and $3,425.1 million related to the U.S. in 2022, 2021, and 2020, respectively.
In most countries, we sell primarily through independent distributors in conjunction with our direct sales force. We sell large systems and service offerings principally through our direct sales force, though opportunities are sometimes identified through distributors. Sales to our largest distributor in 2022, 2021, and 2020, which are attributable to all three segments, were approximately 10 percent of our total sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Subsequent Event
On October 31, 2022, we acquired CUBIC, a company that specializes in modular systems for the construction of electrical panels, headquartered in Bronderslev, Denmark. As of the acquisition date, we will record a preliminary purchase price allocation for the assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values as of the acquisition date.
The preliminary purchase price allocation is as follows (in millions):

Purchase Price Allocation
Net current and other tangible assets, net of cash acquired	$64.9
Goodwill and other intangible assets	103.0
Total assets acquired	167.9
Less: Liabilities assumed	(33.2)
Net assets acquired	$134.7

Purchase Consideration
Total purchase consideration, net of cash acquired	$134.7
We will assign the full amount of goodwill to our Intelligent Devices segment. We do not expect the goodwill to be deductible for tax purposes.
The allocation of the purchase price to identifiable assets is based on preliminary information. We have not completed our analysis of identifying and estimating the fair value of identifiable intangible assets acquired. The allocation of the purchase price to identifiable assets above is based on the preliminary valuations performed to determine the fair value of the net assets as of the acquisition date. The measurement period for the valuation of net assets acquired ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, but not to exceed 12 months following the acquisition date. Adjustments in purchase price allocations may require a change in the amounts allocated to net assets acquired during the periods in which the adjustments are determined.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners and the Board of Directors of
Rockwell Automation, Inc.
Milwaukee, Wisconsin
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows, and shareowners’ equity for each of the three years in the period ended September 30, 2022, and the related notes and the schedule listed in the Index at Item 15 (a)(2) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
The Company performed an impairment evaluation of the goodwill for the Sensia reporting unit by comparing the estimated fair value of the reporting unit to its carrying value. In order to estimate the fair value of the reporting unit, management is required to make significant estimates and assumptions related to the discount rate and forecasts of future revenues and Earnings Before Interest Taxes Depreciation & Amortization (“EBITDA”) margins. Changes in these assumptions could have a significant impact on the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. The goodwill balance was $3,524.0 million as of September 30, 2022, of which $315.9 million related to the Sensia reporting unit. The Company performed their annual quantitative test for goodwill impairment during the second quarter of fiscal 2022. Further, the Company identified a triggering event in the fourth quarter of fiscal 2022 for the Sensia reporting unit due to ongoing supply chain constraints and market volatility, which required a quantitative test for goodwill impairment to be performed. The Company determined that the fair value of the Sensia reporting unit exceeded its carrying value by approximately 20 percent in the second quarter and approximately 15 percent in the fourth quarter; therefore, no impairment was recognized during the year ended September 30, 2022.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the selection of the discount rate and forecasts of future revenues and EBITDA margins for the Sensia reporting unit included the following for both quantitative tests, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the selection of the discount rate and management’s development of forecasts of future revenues and EBITDA margins.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and those charged with governance of Sensia, and (3) forecasted information included in analyst and industry reports for the Company and its peer companies, including the impact of economic factors on Sensia’s Oil & Gas customers.
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
November 8, 2022
We have served as the Company’s auditor since 1967.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness, as of September 30, 2022, of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2022.
The effectiveness of our internal control over financial reporting, as of September 30, 2022, has been audited by Deloitte & Touche LLP, as stated in their report that is included on the previous page.
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

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
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
We have adopted a code of ethics that applies to our executive officers, including the principal executive officer, principal financial officer, and principal accounting officer. A copy of our Code of Conduct is posted on our Internet site at https://www.rockwellautomation.com under the “Investors” link. In the event that we amend or grant any waiver from a provision of the code of ethics that applies to the principal executive officer, principal financial officer, or principal accounting officer, and that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on our Internet site.
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
The following table provides information, as of September 30, 2022, about our common stock that may be issued upon the exercise of options, warrants, and rights granted to employees, consultants, or directors under all of our existing equity compensation plans.

	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by shareowners	2,862,970	(1)	$186.72	(2)	10,106,671	(3)
Equity compensation plans not approved by shareowners	—		n/a		—
Total	2,862,970		$186.72		10,106,671
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

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedule, and Exhibits

(1)Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries)
(2)Financial Statement Schedule for the years ended September 30, 2022, 2021, and 2020

Page
Schedule II—Valuation and Qualifying Accounts	101
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

*10-e-1
Change of Control Agreement dated as of September 30, 2022 between the Company and Blake D. Moret, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 21, 2022, is hereby incorporated by reference.

*10-e-2
Form of Change of Control Agreement between the Company and each of Nicholas C. Gangestad, Scott A. Genereux, Rebecca W. House, Frank Kulaszewicz, and certain other officers filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 21, 2022, is hereby incorporated by reference.

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
Nicholas C. Gangestad
Senior Vice President and
Chief Financial Officer
Dated: November 8, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 8th day of November 2022 by the following persons on behalf of the registrant and in the capacities indicated.

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

Robert Soderbery*
Director

Patricia A. Watson*
Director

*By	/s/ REBECCA W. HOUSE
Rebecca W. House, Attorney-in-fact**

**By	authority of powers of attorney filed herewith

SCHEDULE II
ROCKWELL AUTOMATION, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2022, 2021, and 2020
(in millions)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (2)	Balance at End of Year
Description
Year ended September 30, 2022
Allowance for doubtful accounts (1)	$13.2	$4.7	$—	$4.8	$13.1
Valuation allowance for deferred tax assets	32.6	3.4	1.1	14.0	23.1
Year ended September 30, 2021
Allowance for doubtful accounts (1)	$15.2	$3.1	$0.4	$5.5	$13.2
Valuation allowance for deferred tax assets	58.0	5.4	1.5	32.3	32.6
Year ended September 30, 2020
Allowance for doubtful accounts (1)	$17.4	$7.0	$1.1	$10.3	$15.2
Valuation allowance for deferred tax assets	93.8	3.0	0.2	39.0	58.0
(1) Includes allowances for current and other long-term receivables.
(2) Consists of amounts written off for the allowance for doubtful accounts and adjustments resulting from our ability to utilize foreign tax credits, capital losses, or net operating loss carryforwards for which a valuation allowance had previously been recorded.

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