Form 10-Q
period 2022-12-31
ROCKWELL AUTOMATION, INC
filed 2023-01-26
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
114,782,447 shares of registrant’s Common Stock were outstanding on December 31, 2022.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKWELL AUTOMATION, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	December 31, 2022	September 30, 2022
ASSETS
Current assets
Cash and cash equivalents	$460.0	$490.7
Receivables	1,839.4	1,736.7
Inventories	1,270.5	1,054.2
Other current assets	289.6	329.1
Total current assets	3,859.5	3,610.7
Property, net of accumulated depreciation of $1,743.3 and $1,702.3, respectively	623.4	586.5
Operating lease right-of-use assets	319.5	321.0
Goodwill	3,640.6	3,524.0
Other intangible assets, net	918.1	902.0
Deferred income taxes	341.1	384.3
Long-term investments	1,057.6	1,056.0
Other assets	390.0	374.2
Total	$11,149.8	$10,758.7
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term debt	$548.2	$359.3
Current portion of long-term debt	608.5	609.1
Accounts payable	1,034.5	1,028.0
Compensation and benefits	260.8	292.7
Contract liabilities	541.8	507.0
Customer returns, rebates and incentives	345.0	373.1
Other current liabilities	407.9	403.0
Total current liabilities	3,746.7	3,572.2
Long-term debt	2,866.9	2,867.8
Retirement benefits	474.1	471.2
Operating lease liabilities	260.3	263.5
Other liabilities	601.2	567.3
Commitments and contingent liabilities (Note 13)
Shareowners’ equity
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	2,015.7	2,007.1
Retained earnings	8,659.9	8,411.8
Accumulated other comprehensive loss	(853.2)	(917.5)
Common stock in treasury, at cost (shares held: 66.6 and 66.2, respectively)	(7,089.0)	(6,957.2)
Shareowners’ equity attributable to Rockwell Automation, Inc.	2,914.8	2,725.6
Noncontrolling interests	285.8	291.1
Total shareowners’ equity	3,200.6	3,016.7
Total	$11,149.8	$10,758.7
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended December 31,
	2022	2021
Sales
Products and solutions	$1,789.7	$1,673.3
Services	191.3	184.0
	1,981.0	1,857.3
Cost of sales
Products and solutions	(1,044.7)	(990.3)
Services	(122.7)	(117.9)
	(1,167.4)	(1,108.2)
Gross profit	813.6	749.1
Selling, general and administrative expenses	(469.5)	(447.5)
Change in fair value of investments	140.6	7.6
Other income (Note 11)	17.3	2.9
Interest expense	(34.1)	(29.6)
Income before income taxes	467.9	282.5
Income tax provision (Note 14)	(89.2)	(43.6)
Net income	378.7	238.9
Net loss attributable to noncontrolling interests	(5.3)	(2.6)
Net income attributable to Rockwell Automation, Inc.	$384.0	$241.5
Earnings per share:
Basic	$3.33	$2.08
Diluted	$3.31	$2.05
Weighted average outstanding shares:
Basic	114.8	116.0
Diluted	115.5	117.3
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended December 31,
	2022	2021
Net income	$378.7	$238.9
Other comprehensive (loss) income
Pension and other postretirement benefit plan adjustments (net of tax benefit (expense) of $0.4 and ($5.4))	(0.4)	16.9
Currency translation adjustments	85.8	(19.5)
Net change in cash flow hedges (net of tax benefit (expense) of $8.9 and ($2.6))	(21.1)	7.5
Other comprehensive income	64.3	4.9
Comprehensive income	443.0	243.8
Comprehensive loss attributable to noncontrolling interests	(5.3)	(2.6)
Comprehensive income attributable to Rockwell Automation, Inc.	$448.3	$246.4
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended December 31,
	2022	2021
Operating activities:
Net income	$378.7	$238.9
Adjustments to arrive at cash provided by (used for) operating activities
Depreciation	29.0	31.4
Amortization of intangible assets	28.8	27.5
Change in fair value of investments	(140.6)	(7.6)
Share-based compensation expense	18.4	15.5
Retirement benefit (income) expense	(1.7)	16.2
Pension contributions	(7.0)	(7.5)
Net loss on disposition of property	0.9	0.4
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments
Receivables	(32.6)	(77.7)
Inventories	(175.3)	(78.3)
Accounts payable	(29.8)	(29.7)
Contract liabilities	52.7	27.1
Compensation and benefits	(40.2)	(135.3)
Income taxes	73.1	(37.6)
Other assets and liabilities	(88.1)	4.7
Cash provided by (used for) operating activities	66.3	(12.0)
Investing activities:
Capital expenditures	(24.2)	(37.1)
Acquisition of businesses, net of cash acquired	(133.8)	(10.5)
Purchases of investments	—	(1.5)
Proceeds from sale of investments	144.8	—
Other investing activities	(5.1)	0.4
Cash used for investing activities	(18.3)	(48.7)
Financing activities:
Net issuance of short-term debt	206.9	99.0
Repayment of short-term debt	(18.8)	—
Cash dividends	(135.9)	(130.1)
Purchases of treasury stock	(156.8)	(49.8)
Proceeds from the exercise of stock options	13.4	31.8
Other financing activities	(14.1)	(2.9)
Cash used for financing activities	(105.3)	(52.0)
Effect of exchange rate changes on cash	18.0	(9.5)
Decrease in cash, cash equivalents, and restricted cash	(39.3)	(122.2)
Cash, cash equivalents, and restricted cash at beginning of period	507.9	679.4
Cash, cash equivalents, and restricted cash at end of period	$468.6	$557.2
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$460.0	$540.0
Restricted cash, current (Other current assets)	8.6	8.6
Restricted cash, noncurrent (Other assets)	—	8.6
Total cash, cash equivalents, and restricted cash	$468.6	$557.2
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(Unaudited)
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2022	$181.4	$2,007.1	$8,411.8	$(917.5)	$(6,957.2)	$2,725.6	$291.1	$3,016.7
Net income (loss)	—	—	384.0	—	—	384.0	(5.3)	378.7
Other comprehensive income	—	—	—	64.3	—	64.3	—	64.3
Common stock issued (including share-based compensation impact)	—	8.6	—	—	24.2	32.8	—	32.8
Share repurchases	—	—	—	—	(156.0)	(156.0)	—	(156.0)
Cash dividends declared (1)	—	—	(135.9)	—	—	(135.9)	—	(135.9)
Balance at December 31, 2022	$181.4	$2,015.7	$8,659.9	$(853.2)	$(7,089.0)	$2,914.8	$285.8	$3,200.6

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2021	$181.4	$1,933.6	$8,000.4	$(1,017.1)	$(6,708.7)	$2,389.6	$304.5	$2,694.1
Net income (loss)	—	—	241.5	—	—	241.5	(2.6)	238.9
Other comprehensive income	—	—	—	4.9	—	4.9	—	4.9
Common stock issued (including share-based compensation impact)	—	19.4	—	—	29.1	48.5	—	48.5
Share repurchases	—	—	—	—	(49.4)	(49.4)	—	(49.4)
Cash dividends declared (1)	—	—	(130.2)	—	—	(130.2)	—	(130.2)
Balance at December 31, 2021	$181.4	$1,953.0	$8,111.7	$(1,012.2)	$(6,729.0)	$2,504.9	$301.9	$2,806.8
(1) Cash dividends were $1.18 per share and $1.12 per share in the three months ended December 31, 2022 and 2021, respectively.

See Notes to Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. ("Rockwell Automation" or "the Company"), the unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. The results of operations for the three months ended December 31, 2022, are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter, unless otherwise stated.
Receivables
We record an allowance for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are recorded net of an allowance for doubtful accounts of $15.7 million at December 31, 2022, and $13.1 million at September 30, 2022. In addition, receivables are recorded net of an allowance for certain customer returns, rebates, and incentives of $16.3 million at December 31, 2022, and $13.9 million at September 30, 2022. The changes to our allowance for doubtful accounts during the three months ended December 31, 2022 and 2021, were not material and primarily consisted of current-period provisions, write-offs charged against the allowance, recoveries collected, and foreign currency translation.
Earnings Per Share
The following table reconciles basic and Diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended December 31,
	2022	2021
Net income attributable to Rockwell Automation, Inc.	$384.0	$241.5
Less: Allocation to participating securities	(1.5)	(0.7)
Net income available to common shareowners	$382.5	$240.8
Basic weighted average outstanding shares	114.8	116.0
Effect of dilutive securities
Stock options	0.6	1.1
Performance shares	0.1	0.2
Diluted weighted average outstanding shares	115.5	117.3
Earnings per share:
Basic	$3.33	$2.08
Diluted	$3.31	$2.05
For the three months ended December 31, 2022 and 2021, there were 0.6 million and 0.3 million shares, respectively, related to share-based compensation awards that were excluded from the diluted EPS calculation because they were antidilutive.
Non-Cash Investing and Financing Activities
Capital expenditures of $32.9 million and $27.3 million were accrued within Accounts payable and Other current liabilities at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, respectively, there were $0.8 million and $1.4 million of outstanding common stock share repurchases recorded in Accounts payable that did not settle until the next quarter. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Consolidated Statement of Cash Flows.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (FASB) issued a new standard that requires companies to apply Accounting Standards Codification (ASC) 606 to recognize and measure contract assets and contract liabilities in a business combination. We retroactively adopted the new standard as of October 1, 2021. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.
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
Unfulfilled Performance Obligations
As of December 31, 2022, we expect to recognize approximately $1,260 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $625 million from our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of December 31, 2022.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Disaggregation of Revenue
The following table presents our revenue disaggregation by geographic region for our three operating segments (in millions). We attribute sales to the geographic regions based on the country of destination.

	Three Months Ended December 31, 2022
	Intelligent Devices	Software & Control	Lifecycle Services	Total
North America	$567.4	$384.1	$227.4	$1,178.9
Europe, Middle East and Africa	171.2	85.8	115.8	372.8
Asia Pacific	131.3	68.4	96.8	296.5
Latin America	66.3	35.0	31.5	132.8
Total Company Sales	$936.2	$573.3	$471.5	$1,981.0

	Three Months Ended December 31, 2021
	Intelligent Devices	Software & Control	Lifecycle Services	Total
North America	$558.9	$324.1	$217.7	$1,100.7
Europe, Middle East and Africa	157.8	88.4	108.5	354.7
Asia Pacific	123.3	73.7	81.9	278.9
Latin America	60.3	27.7	35.0	123.0
Total Company Sales	$900.3	$513.9	$443.1	$1,857.3
Contract Liabilities
Contract liabilities primarily relate to consideration received in advance of performance under the contract.
Below is a summary of our Contract liabilities balance, the portion not expected to be recognized within twelve months is included within Other liabilities in the Consolidated Balance Sheet (in millions):

	December 31, 2022	December 31, 2021
Balance as of beginning of year	$541.3	$462.5
Balance as of end of period	602.4	487.3
The most significant changes in our Contract liabilities balance during the three months ended December 31, 2022, were due to amounts billed, partially offset by revenue recognized that was included in the Contract liabilities balance at the beginning of the period and revenue recognized on amounts billed during the period. The most significant changes in our Contract liabilities balance during the three months ended December 31, 2021, were due to amounts billed, partially offset by revenue recognized that was included in the Contract liabilities balance at the beginning of the period.
In the three months ended December 31, 2022, we recognized revenue of approximately $200.9 million that was included in the Contract liabilities balance at September 30, 2022. In the three months ended December 31, 2021, we recognized revenue of approximately $141.6 million that was included in the Contract liabilities balance at September 30, 2021. We did not have a material amount of revenue recognized in the three months ended December 31, 2022 and 2021, from performance obligations satisfied or partially satisfied in previous periods.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3. Share-Based Compensation
We recognized $18.4 million and $15.5 million of pre-tax share-based compensation expense during the three months ended December 31, 2022 and 2021, respectively. Our annual grant of share-based compensation takes place during the first quarter of each year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Three Months Ended December 31,
	2022		2021
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	233	$77.62	164	$87.68
Performance shares	66	340.77	37	481.28
Restricted stock and restricted stock units	211	259.67	139	348.32
Unrestricted stock	6	259.81	3	350.76
4. Inventories
Inventories consist of (in millions):

	December 31, 2022	September 30, 2022
Finished goods	$385.5	$325.0
Work in process	372.7	317.3
Raw materials	512.3	411.9
Inventories	$1,270.5	$1,054.2
5. Acquisitions
2023 Acquisition
In October 2022, we acquired CUBIC, a company that specializes in modular systems for the construction of electrical panels, headquartered in Bronderslev, Denmark. We recorded assets acquired and liabilities assumed in connection with this acquisition based on their estimated fair values as of the acquisition date of October 31, 2022. The preliminary aggregate purchase price allocation is as follows (in millions):

Purchase Price Allocation
Receivables	$21.3
Inventories	17.7
Property	27.0
Goodwill	64.5
Other intangible assets	36.4
All other assets	1.5
Total assets acquired	168.4
Less: Total liabilities assumed	(34.6)
Net assets acquired, excluding cash	$133.8

Purchase Consideration
Total purchase consideration, net of cash acquired	$133.8
We assigned the full amount of goodwill and all other net assets acquired related to this acquisition to our Intelligent Devices segment. The goodwill recorded represents intangible assets that do not qualify for separate recognition. We do not expect the goodwill to be deductible for tax purposes.

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
Pro forma consolidated sales for the three months ended December 31, 2022 and 2021, were $2.0 billion and $1.9 billion, respectively, and the impact on earnings was not material. The preceding pro forma consolidated financial results of operations are as if the preceding 2023 and 2022 acquisitions occurred on October 1, 2021. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the transaction occurred as of that time.
Total sales and acquisition-related costs from all of the above 2023 and 2022 acquisitions in the three months ended December 31, 2022 and 2021, were not material.
6. Goodwill and Other Intangible Assets
Changes in the carrying amount of Goodwill for the three months ended December 31, 2022, were (in millions):

	Intelligent Devices	Software & Control	Lifecycle Services	Total
Balance as of September 30, 2022	$503.0	$2,398.7	$622.3	$3,524.0
Acquisition of business	64.5	—	—	64.5
Translation	19.1	22.4	10.6	52.1
Balance as of December 31, 2022	$586.6	$2,421.1	$632.9	$3,640.6
We perform our annual evaluation of goodwill and indefinite life intangible assets for impairment during the second quarter of each year, or more frequently, if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We assessed the changes in events and circumstances during the first quarter of 2023 and concluded that no triggering events, which would require interim quantitative testing, occurred.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Other intangible assets consist of (in millions):

	December 31, 2022
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$98.6	$60.2	$38.4
Customer relationships	598.8	115.9	482.9
Technology	422.8	133.2	289.6
Trademarks	84.7	22.0	62.7
Other	7.6	6.8	0.8
Total amortized intangible assets	1,212.5	338.1	874.4
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Other intangible assets	$1,256.2	$338.1	$918.1

	September 30, 2022
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$97.6	$57.9	$39.7
Customer relationships	582.7	107.2	475.5
Technology	410.8	119.3	291.5
Trademarks	70.4	19.4	51.0
Other	6.4	5.8	0.6
Total amortized intangible assets	1,167.9	309.6	858.3
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Other intangible assets	$1,211.6	$309.6	$902.0
Estimated total amortization expense for all amortized intangible assets is $112.9 million in 2023, $110.1 million in 2024, $106.8 million in 2025, $105.7 million in 2026, and $98.8 million in 2027.
7. Short-Term and Long-Term Debt
Our Short-term debt as of December 31, 2022, and September 30, 2022, includes commercial paper borrowings of $462.0 million and $317.0 million, respectively, with weighted average interest rates of 4.40 percent and 3.03 percent, respectively, and weighted average maturity periods of 22 days at both December 31, 2022, and September 30, 2022. During the quarter ended December 31, 2022, Sensia entered into an unsecured $75.0 million line of credit and borrowed $50.0 million, with an interest rate of 5.35 percent, which is also included in Short-term debt. Also included in Short-term debt as of December 31, 2022, and September 30, 2022, is $23.5 million and $42.3 million, respectively, of interest-bearing loans from Schlumberger (SLB) to Sensia due December 29, 2023.
The following table presents the carrying amounts and estimated fair values of Long-term debt in the Consolidated Balance Sheet (in millions):

	December 31, 2022		September 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$608.5	$592.6	$609.1	$589.1
Long-term debt	2,866.9	2,503.6	2,867.8	2,485.4
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Other Current Liabilities
Other current liabilities consist of (in millions):

	December 31, 2022	September 30, 2022
Unrealized losses on foreign exchange contracts	$16.1	$31.2
Product warranty obligations	15.9	16.5
Taxes other than income taxes	44.6	65.6
Accrued interest	38.2	18.1
Income taxes payable	111.8	81.1
Operating lease liabilities	87.2	83.3
Other	94.1	107.2
Other current liabilities	$407.9	$403.0
9. Investments
Our investments consist of (in millions):

	December 31, 2022	September 30, 2022
Fixed income securities	$12.4	$12.6
Equity securities (level 1)	925.0	928.8
Equity securities (other)	76.4	76.4
Other	56.2	50.8
Total investments	1,070.0	1,068.6
Less: Short-term investments (1)	(12.4)	(12.6)
Long-term investments	$1,057.6	$1,056.0
(1) Short-term investments are included in Other current assets in the Consolidated Balance Sheet.
Equity Securities
Equity securities (level 1) consist of 7,705,717 and 8,879,717 shares of PTC Inc. ("PTC") common stock (the "PTC Shares") at December 31, 2022, and September 30, 2022, respectively. The PTC Shares are classified as level 1 in the fair value hierarchy, as described below, and are recognized at fair value in the Consolidated Balance Sheet using the most recent closing price of PTC common stock quoted on Nasdaq.
Equity securities (other) consist of various securities that do not have a readily determinable fair value, which we account for using the measurement alternative under U.S. GAAP. These securities are recorded at the investment cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer in the Consolidated Balance Sheet. Observable price changes are classified as level 2 in the fair value hierarchy, as described below. The carrying values at December 31, 2022, and September 30, 2022, include cumulative upward adjustments from observed price changes of $17.2 million.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We record gains and losses on investments within the Change in fair value of investments line in the Consolidated Statement of Operations. The gains and losses on investments we recorded for the following periods were (in millions):

	Three Months Ended December 31,
	2022	2021
Net gain on equity securities (level 1)	$141.0	$14.4
Equity method loss on Other investments	(0.4)	(6.8)
Change in fair value of investments	140.6	7.6

Total net unrealized gain on equity securities	$107.1	$14.4
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
10. Retirement Benefits
The components of net periodic pension and postretirement benefit (credit) cost were (in millions):

	Pension Benefits
	Three Months Ended December 31,
	2022	2021
Service cost	$10.6	$20.4
Interest cost	39.2	32.4
Expected return on plan assets	(51.3)	(59.4)
Amortization of net actuarial (gain) loss	(1.0)	22.3
Net periodic pension benefit (credit) cost	$(2.5)	$15.7

	Other Postretirement Benefits
	Three Months Ended December 31,
	2022	2021
Service cost	$0.1	$0.2
Interest cost	0.6	0.3
Amortization of prior service credit	—	(0.2)
Amortization of net actuarial loss	0.1	0.2
Net periodic postretirement benefit cost	$0.8	$0.5
The service cost component is included in Cost of sales and Selling, general and administrative expenses in the Consolidated Statement of Operations. All other components are included in Other income in the Consolidated Statement of Operations.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
11. Other Income
The components of Other income were (in millions):

	Three Months Ended December 31,
	2022	2021
Interest income	$1.3	$0.5
Royalty income	2.5	2.7
Legacy product liability and environmental charges	(2.8)	(3.2)
Non-operating pension and postretirement benefit credit	12.4	4.4
Other	3.9	(1.5)
Other income	$17.3	$2.9
12. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss attributable to Rockwell Automation by component for the following periods were (in millions):

Three Months Ended December 31, 2022	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2022	$(447.8)	$(465.0)	$(4.7)	$(917.5)
Other comprehensive income (loss) before reclassifications	—	85.9	(12.0)	73.9
Amounts reclassified from accumulated other comprehensive loss	(0.5)	—	(9.1)	(9.6)
Other comprehensive (loss) income	(0.5)	85.9	(21.1)	64.3
Balance as of December 31, 2022	$(448.3)	$(379.1)	$(25.8)	$(853.2)

Three Months Ended December 31, 2021	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized (losses) gains on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2021	$(694.1)	$(280.1)	$(42.9)	$(1,017.1)
Other comprehensive (loss) income before reclassifications	—	(19.5)	6.0	(13.5)
Amounts reclassified from accumulated other comprehensive loss	16.9	—	1.5	18.4
Other comprehensive income (loss)	16.9	(19.5)	7.5	4.9
Balance as of December 31, 2021	$(677.2)	$(299.6)	$(35.4)	$(1,012.2)

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The reclassifications out of Accumulated other comprehensive loss in the Consolidated Statement of Operations were (in millions):

	Three Months Ended December 31,		Affected Line in the Consolidated Statement of Operations
	2022	2021
Pension and other postretirement benefit plan adjustments (1)
Amortization of prior service credit	$—	$(0.2)	Other income
Amortization of net actuarial (gain) loss	(0.9)	22.5	Other income
	(0.9)	22.3	Income before income taxes
	0.4	(5.4)	Income tax provision
	$(0.5)	$16.9	Net income attributable to Rockwell Automation, Inc.

Net unrealized (gains) losses on cash flow hedges
Forward exchange contracts	$(1.0)	$0.2	Sales
Forward exchange contracts	(12.9)	0.6	Cost of sales
Forward exchange contracts	0.3	0.1	Selling, general and administrative expenses
Treasury locks related to 2019 and 2021 debt issuances	0.9	0.9	Interest expense
	(12.7)	1.8	Income before income taxes
	3.6	(0.3)	Income tax provision
	$(9.1)	$1.5	Net income attributable to Rockwell Automation, Inc.
Total reclassifications	$(9.6)	$18.4	Net income attributable to Rockwell Automation, Inc.
(1) These components are included in the computation of net periodic benefit (credit) cost. See Note 10 for further information.

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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale and at times in other contracts with third parties. As of December 31, 2022, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition, or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition, or results of operations in a particular period.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
14. Income Taxes
At the end of each interim period, we estimate a base effective tax rate that we expect for the full year based on our most recent forecast of pre-tax income, permanent book and tax differences, and global tax planning strategies. We use this base rate to provide for income taxes on a year-to-date basis, excluding the effect of significant unusual items and items that are reported net of their related tax effects in the period in which they occur.
The effective tax rate was 19.1 percent in the three months ended December 31, 2022, compared to 15.4 percent in the three months ended December 31, 2021. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the three months ended December 31, 2022, primarily due to lower non-U.S. tax rates. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the three months ended December 31, 2021, primarily due to excess income tax benefits of share-based compensation and lower non-U.S. tax rates.
An income tax liability of $233.7 million related to the U.S. transition tax under the Tax Cuts and Jobs Act of 2017 (the "Tax Act") that is payable greater than 12 months after both December 31, 2022, and September 30, 2022, is recorded in Other liabilities in the Consolidated Balance Sheet.
Unrecognized Tax Benefits
The amount of gross unrecognized tax benefits was $3.9 million at both December 31, 2022, and September 30, 2022, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $1.4 million at both December 31, 2022, and September 30, 2022. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $3.4 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $4.9 million.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2018, state and local income tax examinations for years before 2014 and foreign income tax examinations for years before 2008.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
15. Business Segment Information
Sales and operating results of our reportable segments were (in millions):

	Three Months Ended December 31,
	2022	2021
Sales
Intelligent Devices	$936.2	$900.3
Software & Control	573.3	513.9
Lifecycle Services	471.5	443.1
Total	$1,981.0	$1,857.3
Segment operating earnings
Intelligent Devices	$209.4	$213.0
Software & Control	167.3	117.6
Lifecycle Services	24.3	24.5
Total	401.0	355.1
Purchase accounting depreciation and amortization	(26.0)	(26.1)
Corporate and other	(27.3)	(29.4)
Non-operating pension and postretirement benefit credit	12.4	4.4
Change in fair value of investments	140.6	7.6
Interest expense, net	(32.8)	(29.1)
Income before income taxes	$467.9	$282.5
Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before purchase accounting depreciation and amortization, corporate and other, non-operating pension and postretirement benefit credit, change in fair value of investments, interest expense, net, and income tax provision. Depending on the product, intersegment sales within a single legal entity are either at cost or cost plus a mark-up, which does not necessarily represent a market price. Sales between legal entities are at an appropriate transfer price. We allocate costs related to shared segment operating activities to the segments consistent with the methodology used by management to assess segment performance.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations, comprehensive income, cash flows and shareowners' equity for the three-month periods ended December 31, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2022, and the related consolidated statements of operations, comprehensive income, cash flows and shareowners’ equity for the year then ended (not presented herein); and in our report dated November 8, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
January 26, 2023

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “believe”, “estimate”, “project”, “plan”, “expect”, “anticipate”, “will”, “intend”, and other similar expressions may identify forward-looking statements. Actual results may differ materially from those projected as a result of certain risks and uncertainties, many of which are beyond our control, including but not limited to:
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
•our ability to attract, develop, and retain qualified personnel;
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
•the availability and cost of capital;
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
These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. See Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended September 30, 2022, for more information.

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
•acquire companies that serve as catalysts to organic growth by increasing our information solutions and high-value services offerings and capabilities, advanced material handling, and expanding our global presence;
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

U.S. Economic Trends
In the first quarter of 2023, sales in the U.S. accounted for over half of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:
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
The table below depicts trends in these indicators since the quarter ended September 2021. These figures are as of January 26, 2023, and are subject to revision by the issuing organizations. The IP Index declined in the first quarter of 2023 versus the fourth quarter of 2022. Manufacturing PMI results also softened in the first quarter of 2023. The reading in the month of December was the lowest of the quarter and the second consecutive month below 50.

	IP Index	PMI
2023 quarter ended:
December 2022	101.0	48.4
2022 quarter ended:
September 2022	101.7	50.9
June 2022	101.8	53.0
March 2022	101.1	57.1
December 2021	100.1	58.8
2021 quarter ended:
September 2021	98.8	60.5
Inflation in the U.S. has also had an impact on our input costs and pricing. We used the Producer Price Index (PPI), published by the Bureau of Labor Statistics, which measures the average change over time in the selling prices received by domestic producers for their output. PPI for December 31, 2022, September 30, 2022, June 30, 2022, March 31, 2022, and December 31, 2021, increased 6.2 percent, 8.5 percent, 11.2 percent, 11.7 percent, and 10.0 percent, respectively, compared to the same period a year ago. These figures are as of January 26, 2023, and are subject to revision by the issuing organization. Although higher than historic measures, the PPI year over year increase has declined over the past three quarters.
Non-U.S. Economic Trends
In the first quarter of 2023, sales to customers outside the U.S. accounted for less than half of our total sales. These customers include both indigenous companies and multinational companies with a global presence. In addition to the global factors previously mentioned in the Overview section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure, and expanding consumer markets. We use changes in key countries' gross domestic product (GDP), IP, and PMI as indicators of the growth opportunities in each region where we do business.
Industrial Output outside the U.S. was lower in the first quarter of 2023 versus the fourth quarter of 2022. PMI readings were mostly lower in the first quarter of 2023 and readings for many countries ended the quarter below 50. Supply chain disruptions, labor shortages, and global inflation remain persistent, along with elevated geopolitical instability.

Supply Chain
We have a global supply chain, including a network of suppliers and distribution and manufacturing facilities. The supply chain has been stressed by increased demand, along with pandemic-related and other global events that have put additional pressures on manufacturing output. Although there has been a gradual improvement in the supply chain environment, this has resulted in and could continue to result in:
•challenges in our supply chain;
•difficulty in procuring or inability to procure components and materials necessary for our hardware and software products, solutions, and services;
•increased costs for commodities and components; and
•delays in delivering, or an inability to deliver, our hardware and software products, solutions, and services.
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
Outlook
The table below provides guidance for sales growth and earnings per share for 2023 as of January 26, 2023. Our updated guidance reflects first quarter performance and record backlog. It also assumes a gradually improving supply chain environment.

Sales Growth Guidance		EPS Guidance
Reported sales growth	10.0% - 14.0%	Diluted EPS	$10.99 - $11.79
Organic sales growth (1)	11.0% - 15.0%	Adjusted EPS (1)	$10.70 - $11.50
Inorganic sales growth	~1.0%
Currency translation	~(2.0)%
(1) Organic sales growth and adjusted EPS are non-GAAP measures. See Supplemental Sales Information and Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation for more information on these non-GAAP measures.

Summary of Results of Operations
The following table reflects our sales and operating results (in millions, except per share amounts and percentages):

	Three Months Ended December 31,
	2022	2021
Sales
Intelligent Devices (a)	$936.2	$900.3
Software & Control (b)	573.3	513.9
Lifecycle Services (c)	471.5	443.1
Total sales (d)	$1,981.0	$1,857.3
Segment operating earnings (1)
Intelligent Devices (e)	$209.4	$213.0
Software & Control (f)	167.3	117.6
Lifecycle Services (g)	24.3	24.5
Total segment operating earnings (2) (h)	401.0	355.1
Purchase accounting depreciation and amortization	(26.0)	(26.1)
Corporate and other	(27.3)	(29.4)
Non-operating pension and postretirement benefit credit	12.4	4.4
Change in fair value of investments	140.6	7.6
Interest expense, net	(32.8)	(29.1)
Income before income taxes (i)	467.9	282.5
Income tax provision	(89.2)	(43.6)
Net income	378.7	238.9
Net loss attributable to noncontrolling interests	(5.3)	(2.6)
Net income attributable to Rockwell Automation	$384.0	$241.5

Diluted EPS	$3.31	$2.05

Adjusted EPS (3)	$2.46	$2.14

Diluted weighted average outstanding shares	115.5	117.3

Pre-tax margin (i/d)	23.6%	15.2%

Intelligent Devices segment operating margin (e/a)	22.4%	23.7%
Software & Control segment operating margin (f/b)	29.2%	22.9%
Lifecycle Services segment operating margin (g/c)	5.2%	5.5%
Total segment operating margin (2) (h/d)	20.2%	19.1%
(1) See Note 15 in the Consolidated Financial Statements for the definition of segment operating earnings.
(2) Total segment operating earnings and total segment operating margin are non-GAAP financial measures. We exclude purchase accounting depreciation and amortization, corporate and other, non-operating pension and postretirement benefit credit, change in fair value of investments, interest expense, net, and income tax provision because we do not consider these items to be directly related to the operating performance of our segments. We believe total segment operating earnings and total segment operating margin are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our operating segments. Our measures of total segment operating earnings and total segment operating margin may be different from measures used by other companies.
(3) Adjusted EPS is a non-GAAP earnings measure. See Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation for more information on this non-GAAP measure.

Three Months Ended December 31, 2022, Compared to Three Months Ended December 31, 2021
Sales
Sales increased 6.7 percent year over year in the three months ended December 31, 2022. Organic sales increased 9.9 percent year over year in the three months ended December 31, 2022. Currency translation decreased sales by 4.0 percentage points year over year in the three months ended December 31, 2022. Acquisitions increased sales by 0.8 percentage points year over year in the three months ended December 31, 2022. Pricing increased total company sales by approximately 7 percentage points in the three months ended December 31, 2022, realized in the Intelligent Devices and Software & Control segments.
The table below presents our sales, attributed to the geographic regions based upon country of destination, and the percentage change from the same period a year ago (in millions, except percentages). The results by region and segment were primarily impacted by component availability versus underlying demand.

		Change vs.	Change in Organic Sales (1) vs.
	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Three Months Ended December 31, 2021
North America	$1,178.9	7.1%	7.7%
Europe, Middle East and Africa	372.8	5.1%	13.3%
Asia Pacific	296.5	6.3%	16.0%
Latin America	132.8	8.0%	6.3%
Total Company Sales	$1,981.0	6.7%	9.9%
(1) Organic sales and organic sales growth exclude the effect of acquisitions, changes in currency exchange rates, and divestitures. See Supplemental Sales Information for information on these non-GAAP measures.
Corporate and Other
Corporate and other expenses were $27.3 million in the three months ended December 31, 2022, compared to $29.4 million in the three months ended December 31, 2021.
Income before Income Taxes
Income before income taxes was $467.9 million in the three months ended December 31, 2022, compared to $282.5 million in the three months ended December 31, 2021. The increase was primarily due to fair value adjustments recognized in 2023 compared to 2022 in connection with our investment in PTC (the "PTC adjustments") as well as higher sales, partially offset by higher input costs. Total segment operating earnings increased 12.9 percent in the three months ended December 31, 2022, primarily due to higher sales, including pricing increases, partially offset by higher input costs and higher investment spend.
Income Taxes
The effective tax rate for the three months ended December 31, 2022, was 19.1 percent compared to 15.4 percent for the three months ended December 31, 2021. Our adjusted effective tax rate for the three months ended December 31, 2022, was 17.1 percent compared to 15.3 percent for the three months ended December 31, 2021. The increase in the effective tax rate and adjusted effective tax rate was primarily due to reduced excess income tax benefits from share-based compensation.
Diluted EPS and Adjusted EPS
2023 first quarter Net income attributable to Rockwell Automation was $384.0 million or $3.31 per share, compared to $241.5 million or $2.05 per share in the first quarter of 2022. The increases in Net income attributable to Rockwell Automation and diluted EPS were primarily due to the PTC adjustments and higher sales, partially offset by higher input costs. 2023 first quarter adjusted EPS was $2.46, up 15.0 percent compared to $2.14 in the first quarter of 2022, primarily due to higher sales, partially offset by higher input costs.

Intelligent Devices
Sales
Intelligent Devices sales increased 4.0 percent year over year in the three months ended December 31, 2022. Intelligent Devices organic sales increased 6.6 percent year over year, currency translation decreased sales by 4.1 percentage points year over year, and the acquisition of CUBIC increased sales by 1.5 percentage points year over year in the three months ended December 31, 2022. For the three months ended December 31, 2022, reported and organic sales increased in all regions.
Segment Operating Margin
Intelligent Devices segment operating earnings decreased 1.7 percent year over year in the three months ended December 31, 2022. Segment operating margin decreased to 22.4 percent in the three months ended December 31, 2022, from 23.7 percent in the same period a year ago. The decrease from the prior year includes higher investment spend and an unfavorable currency impact, partially offset by the net positive impact from pricing increases.
Software & Control
Sales
Software & Control sales increased 11.6 percent year over year in the three months ended December 31, 2022. Software & Control organic sales increased 15.5 percent year over year and currency translation decreased sales by 3.9 percentage points year over year in the three months ended December 31, 2022. For the three months ended December 31, 2022, reported sales increased in North America and Latin America but decreased in EMEA and Asia Pacific. All regions experienced organic sales growth in the three months ended December 31, 2022.
Segment Operating Margin
Software & Control segment operating earnings increased 42.3 percent year over year in the three months ended December 31, 2022. Segment operating margin increased to 29.2 percent in the three months ended December 31, 2022, from 22.9 percent in the same period a year ago, primarily driven by higher sales, including pricing increases, and the favorable year-over-year impact from the Plex acquisition, partially offset by higher input costs.
Lifecycle Services
Sales
Lifecycle Services sales increased 6.4 percent year over year in the three months ended December 31, 2022. Lifecycle Services organic sales increased 10.2 percent year over year, currency translation decreased sales by 4.2 percentage points year over year, and acquisitions increased sales by 0.4 percentage points year over year in the three months ended December 31, 2022. All regions experienced growth in reported and organic sales in the three months ended December 31, 2022, except for Latin America.
Segment Operating Margin
Lifecycle Services segment operating earnings decreased 0.8 percent year over year in the three months ended December 31, 2022. Segment operating margin decreased to 5.2 percent in the three months ended December 31, 2022, from 5.5 percent in the same period a year ago.

Supplemental Segment Information
Purchase accounting depreciation and amortization and non-operating pension and postretirement benefit credit are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended December 31,
	2022	2021
Purchase accounting depreciation and amortization
Intelligent Devices	$1.0	$0.7
Software & Control	16.9	17.3
Lifecycle Services	7.8	7.9
Non-operating pension and postretirement benefit credit
Intelligent Devices	$(3.9)	$(2.1)
Software & Control	(3.9)	(2.1)
Lifecycle Services	(5.3)	(2.8)

Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation
Adjusted income, adjusted EPS, and adjusted effective tax rate are non-GAAP earnings measures that exclude non-operating pension and postretirement benefit credit, purchase accounting depreciation and amortization attributable to Rockwell Automation, change in fair value of investments, and Net loss attributable to noncontrolling interests, including their respective tax effects. Non-operating pension and postretirement benefit credit is defined as all components of our net periodic pension and postretirement benefit (credit) cost except for service cost. See Note 10 in the Consolidated Financial Statements for more information on our net periodic pension and postretirement benefit (credit) cost.
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
The following are reconciliations of Net income attributable to Rockwell Automation, diluted EPS, and effective tax rate to adjusted income, adjusted EPS, and adjusted effective tax rate, respectively (in millions, except per share amounts and percentages):

	Three Months Ended December 31,
	2022	2021
Net income attributable to Rockwell Automation	$384.0	$241.5
Non-operating pension and postretirement benefit credit	(12.4)	(4.4)
Tax effect of non-operating pension and postretirement benefit credit	2.8	0.8
Purchase accounting depreciation and amortization attributable to Rockwell Automation	23.0	23.1
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(5.6)	(5.6)
Change in fair value of investments (1)	(140.6)	(7.6)
Tax effect of change in fair value of investments (1)	34.1	3.5
Adjusted income	$285.3	$251.3

Diluted EPS	$3.31	$2.05
Non-operating pension and postretirement benefit credit	(0.10)	(0.04)
Tax effect of non-operating pension and postretirement benefit credit	0.02	0.01
Purchase accounting depreciation and amortization attributable to Rockwell Automation	0.20	0.20
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(0.05)	(0.05)
Change in fair value of investments (1)	(1.22)	(0.06)
Tax effect of change in fair value of investments (1)	0.30	0.03
Adjusted EPS	$2.46	$2.14

Effective tax rate	19.1%	15.4%
Tax effect of non-operating pension and postretirement benefit credit	(0.1)%	—%
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	0.5%	0.8%
Tax effect of change in fair value of investments (1)	(2.4)%	(0.9)%
Adjusted effective tax rate	17.1%	15.3%
(1) Primarily relates to the change in fair value of investment in PTC.

Fiscal 2023 Guidance (3)

Diluted EPS (1)	$10.99 - $11.79
Non-operating pension and postretirement benefit cost	0.04
Tax effect of non-operating pension and postretirement benefit cost	(0.01)
Purchase accounting depreciation and amortization attributable to Rockwell Automation	0.79
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(0.19)
Change in fair value of investments (2)	(1.22)
Tax effect of change in fair value of investments (2)	0.30
Adjusted EPS (1)	$10.70 - $11.50

Effective tax rate	~ 18.0%
Tax effect of non-operating pension and postretirement benefit cost	~ —%
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	~ 0.5%
Tax effect of change in fair value of investments (2)	~ (0.5)%
Adjusted effective tax rate	~ 18.0%
(1) Fiscal 2023 guidance based on adjusted income attributable to Rockwell, which includes an adjustment for Schlumberger's non-controlling interest in Sensia.
(2) The actual year-to-date adjustments, which are based on PTC's share price at December 31, 2022, and year-to-date sales of PTC shares, are used for guidance, as estimates of these adjustments on a forward-looking basis are not available due to variability, complexity, and limited visibility of these items.
(3) Guidance as of January 26, 2023.

Financial Condition
The following is a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Three Months Ended December 31,
	2022	2021
Cash provided by (used for)
Operating activities	$66.3	$(12.0)
Investing activities	(18.3)	(48.7)
Financing activities	(105.3)	(52.0)
Effect of exchange rate changes on cash	18.0	(9.5)
Decrease in cash, cash equivalents, and restricted cash	$(39.3)	$(122.2)
The following table summarizes free cash flow, which is a non-GAAP financial measure (in millions):

	Three Months Ended December 31,
	2022	2021
Cash provided by (used for) operating activities	$66.3	$(12.0)
Capital expenditures	(24.2)	(37.1)
Free cash flow	$42.1	$(49.1)
Our definition of free cash flow takes into consideration capital investments required to maintain the operations of our businesses and execute our strategy. Cash provided by (used for) operating activities adds back non-cash depreciation expense to earnings but does not reflect a charge for necessary capital expenditures. Our definition of free cash flow excludes the operating cash flows and capital expenditures related to our discontinued operations, if any. Operating, investing, and financing cash flows of our discontinued operations, if any, are presented separately in our Consolidated Statement of Cash Flows. In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends, and share repurchases. We use free cash flow, as defined, as one measure to monitor and evaluate our performance, including as a financial measure for our annual incentive compensation. Our definition of free cash flow may be different from definitions used by other companies.
Cash provided by (used for) operating activities was $66.3 million for the three months ended December 31, 2022, compared to $(12.0) million for the three months ended December 31, 2021. Free cash flow was $42.1 million for the three months ended December 31, 2022, compared to $(49.1) million for the three months ended December 31, 2021. The year over year increases in cash provided by (used for) operating activities and free cash flow were primarily due to higher pre-tax income and lower income tax payments in the first three months of 2022 compared to the first three months of 2021, partially offset by increases in working capital.
In December 2021, the Company entered a 10b5-1 plan related to our PTC Shares, pursuant to which a broker makes periodic sales of some of our PTC Shares on behalf of the Company, subject to the terms of the plan. Starting in June 2022, the Company made periodic sales of our PTC Shares in the open market, outside of the parameters of the existing 10b5-1 plan. In December 2022, the original 10b5-1 plan was completed and a new 10b5-1 plan related to our PTC Shares was entered into by the Company. All of our sales of PTC are consistent with the transfer restrictions in the securities purchase agreement, as amended, with PTC. As of December 31, 2022, the fiscal year-to-date sales of our PTC shares under our 10b5-1 plan and open market sales resulted in a gross inflow of $144.8 million. There were no fiscal year-to-date sales as of December 31, 2021. This excludes any tax liability related to the realized gain on investment. These proceeds, and any proceeds from future sales, will support our future uses of cash.
Our Short-term debt as of December 31, 2022, and September 30, 2022, includes commercial paper borrowings of $462.0 million and $317.0 million, respectively, with weighted average interest rates of 4.40 percent and 3.03 percent, respectively, and weighted average maturity periods of 22 days at both December 31, 2022, and September 30, 2022. During the quarter ended December 31, 2022, Sensia entered into an unsecured $75.0 million line of credit and borrowed $50.0 million, with an interest rate of 5.35 percent, which is also included in Short-term debt. Also included in Short-term debt as of December 31, 2022, and September 30, 2022, is $23.5 million and $42.3 million, respectively, of interest-bearing loans from SLB to Sensia, due December 29, 2023.

We repurchased approximately 0.6 million shares of our common stock under our share repurchase program in the first three months of 2023. The total cost of these shares was $156.0 million, of which $0.8 million was recorded in Accounts payable at December 31, 2022, related to shares that did not settle until January 2023. At September 30, 2022, there were $1.6 million of outstanding common stock share repurchases recorded in Accounts payable. We repurchased approximately 0.2 million shares of our common stock under our share repurchase program in the first three months of 2022. The total cost of these shares was $49.4 million, of which $1.4 million was recorded in Accounts payable at December 31, 2021, related to shares that did not settle until January 2022. Our decision to repurchase shares in the remainder of 2023 will depend on business conditions, free cash flow generation, other cash requirements, and stock price. On both July 24, 2019, and May 2, 2022, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. At December 31, 2022, we had approximately $1,095.3 million remaining for share repurchases under our existing board authorizations. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.
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
At December 31, 2022, the majority of our Cash and cash equivalents were held by non-U.S. subsidiaries. As a result of the broad changes to the U.S. international tax system under the Tax Act, the Company accounts for taxes on earnings of substantially all of its non-U.S. subsidiaries including both non-U.S. and U.S. taxes. The Company has concluded that earnings of a limited number of its non-U.S. subsidiaries are indefinitely reinvested.
In June 2022, we replaced our former $1.25 billion unsecured revolving credit facility with a new five-year $1.5 billion unsecured revolving credit facility, expiring in June 2027. We can increase the aggregate amount of this credit facility by up to $750.0 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility or the former credit facility during the periods ended December 31, 2022, or September 30, 2022. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
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
Separate short-term unsecured credit facilities of approximately $217.2 million at December 31, 2022, were available to non-U.S. subsidiaries, of which, approximately $30.8 million was committed under letters of credit. Borrowings under our non-U.S. credit facilities at December 31, 2022 and September 30, 2022, were not significant. We were in compliance with all covenants under our credit facilities at December 31, 2022 and September 30, 2022. There are no significant commitment fees or compensating balance requirements under our credit facilities.
The following is a summary of our credit ratings as of December 31, 2022:

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
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings. During the three months ended December 31, 2022, we reclassified $12.7 million in pre-tax net gains related to cash flow hedges from Accumulated other comprehensive loss into the Consolidated Statement of Operations. During the three months ended December 31, 2021, we reclassified $1.8 million in pre-tax net losses related to cash flow hedges from Accumulated other comprehensive loss into the Consolidated Statement of Operations. We expect that approximately $16.0 million of pre-tax net unrealized gains on cash flow hedges as of December 31, 2022, will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended September 30, 2022. We believe that at December 31, 2022, there has been no material change to this information.

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
The following is a reconciliation of reported sales to organic sales by geographic region (in millions):

	Three Months Ended December 31, 2022				Three Months Ended December 31, 2021
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
North America	$1,178.9	$1.2	$(8.1)	$1,185.8	$1,100.7
Europe, Middle East and Africa	372.8	11.7	(40.9)	402.0	354.7
Asia Pacific	296.5	2.7	(29.7)	323.5	278.9
Latin America	132.8	—	2.1	130.7	123.0
Total Company Sales	$1,981.0	$15.6	$(76.6)	$2,042.0	$1,857.3
The following is a reconciliation of reported sales to organic sales by operating segment (in millions):

	Three Months Ended December 31, 2022				Three Months Ended December 31, 2021
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
Intelligent Devices	$936.2	$13.7	$(37.6)	$960.1	$900.3
Software & Control	573.3	—	(20.2)	593.5	513.9
Lifecycle Services	471.5	1.9	(18.8)	488.4	443.1
Total Company Sales	$1,981.0	$15.6	$(76.6)	$2,042.0	$1,857.3

Critical Accounting Estimates
We have prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended September 30, 2022. We believe that at December 31, 2022, there has been no material change to this information.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 17 in the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended September 30, 2022. We believe that at December 31, 2022, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Consolidated Financial Statements regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to foreign currency risk and interest rate risk is contained in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended September 30, 2022. We believe that at December 31, 2022, there has been no material change to this information.
Item 4. Controls and Procedures
Disclosure Controls and Procedures: We, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the quarter covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the quarter covered by this report, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting: There has not been any change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended September 30, 2022. We believe that at December 31, 2022, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended September 30, 2022. We believe that at December 31, 2022, there has been no material change to this information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1 - 31, 2022	359,580	$233.60	359,580	$1,167,267,571
November 1 - 30, 2022	243,087	261.61	243,087	1,103,672,484
December 1 - 31, 2022	32,420	259.00	32,420	1,095,275,574
Total	635,087	$245.62	635,087
(1) All of the shares purchased during the quarter ended December 31, 2022, were acquired pursuant to the repurchase program described in (3) below.
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

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	January 26, 2023	By	/s/ NICHOLAS C. GANGESTAD
Nicholas C. Gangestad Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	January 26, 2023	By	/s/ TERRY L. RIESTERER
Terry L. Riesterer Vice President and Controller (Principal Accounting Officer)