Form 10-Q
period 2023-03-31
ROCKWELL AUTOMATION, INC
filed 2023-04-27
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
114,875,325 shares of registrant’s Common Stock were outstanding on March 31, 2023.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKWELL AUTOMATION, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	March 31, 2023	September 30, 2022
ASSETS
Current assets
Cash and cash equivalents	$456.0	$490.7
Receivables	2,045.6	1,736.7
Inventories	1,328.5	1,054.2
Other current assets	270.9	329.1
Total current assets	4,101.0	3,610.7
Property, net of accumulated depreciation of $1,777.4 and $1,702.3, respectively	637.6	586.5
Operating lease right-of-use assets	308.4	321.0
Goodwill	3,685.2	3,524.0
Other intangible assets, net	910.0	902.0
Deferred income taxes	362.7	384.3
Long-term investments	1,053.3	1,056.0
Other assets	410.9	374.2
Total	$11,469.1	$10,758.7
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term debt	$513.8	$359.3
Current portion of long-term debt	608.8	609.1
Accounts payable	992.4	1,028.0
Compensation and benefits	321.1	292.7
Contract liabilities	580.5	507.0
Customer returns, rebates and incentives	371.1	373.1
Other current liabilities	406.5	403.0
Total current liabilities	3,794.2	3,572.2
Long-term debt	2,868.1	2,867.8
Retirement benefits	564.0	471.2
Operating lease liabilities	254.5	263.5
Other liabilities	552.8	567.3
Commitments and contingent liabilities (Note 13)
Shareowners’ equity
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	2,049.0	2,007.1
Retained earnings	8,824.2	8,411.8
Accumulated other comprehensive loss	(796.1)	(917.5)
Common stock in treasury, at cost (shares held: 66.5 and 66.2, respectively)	(7,103.0)	(6,957.2)
Shareowners’ equity attributable to Rockwell Automation, Inc.	3,155.5	2,725.6
Noncontrolling interests	280.0	291.1
Total shareowners’ equity	3,435.5	3,016.7
Total	$11,469.1	$10,758.7
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Sales
Products and solutions	$2,069.9	$1,621.9	$3,859.6	$3,295.2
Services	205.5	186.2	396.8	370.2
	2,275.4	1,808.1	4,256.4	3,665.4
Cost of sales
Products and solutions	(1,206.3)	(1,028.8)	(2,251.0)	(2,019.1)
Services	(136.6)	(115.2)	(259.3)	(233.1)
	(1,342.9)	(1,144.0)	(2,510.3)	(2,252.2)
Gross profit	932.5	664.1	1,746.1	1,413.2
Selling, general and administrative expenses	(501.2)	(428.5)	(970.7)	(876.0)
Change in fair value of investments	63.0	(140.7)	203.6	(133.1)
Other expense (Note 11)	(107.1)	(23.7)	(89.8)	(20.8)
Interest expense	(35.8)	(30.1)	(69.9)	(59.7)
Income before income taxes	351.4	41.1	819.3	323.6
Income tax (provision) benefit (Note 14)	(56.5)	8.3	(145.7)	(35.3)
Net income	294.9	49.4	673.6	288.3
Net loss attributable to noncontrolling interests	(5.4)	(4.5)	(10.7)	(7.1)
Net income attributable to Rockwell Automation, Inc.	$300.3	$53.9	$684.3	$295.4
Earnings per share:
Basic	$2.60	$0.46	$5.94	$2.54
Diluted	$2.59	$0.46	$5.90	$2.51
Weighted average outstanding shares:
Basic	114.8	116.2	114.8	116.1
Diluted	115.6	117.1	115.6	117.2
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net income	$294.9	$49.4	$673.6	$288.3
Other comprehensive income (loss)
Pension and other postretirement benefit plan adjustments (net of tax expense of $(10.2), $(66.5), $(9.8), and $(71.9))	31.1	187.4	30.7	204.3
Currency translation adjustments	25.3	(9.8)	111.1	(29.3)
Net change in cash flow hedges (net of tax (expense) benefit of $(0.4), $(0.6), $8.5, and $(3.2))	0.3	1.8	(20.8)	9.3
Other comprehensive income	56.7	179.4	121.0	184.3
Comprehensive income	351.6	228.8	794.6	472.6
Comprehensive loss attributable to noncontrolling interests	(5.8)	(4.2)	(11.1)	(6.8)
Comprehensive income attributable to Rockwell Automation, Inc.	$357.4	$233.0	$805.7	$479.4
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended March 31,
	2023	2022
Operating activities:
Net income	$673.6	$288.3
Adjustments to arrive at cash provided by operating activities
Depreciation	61.9	64.9
Amortization of intangible assets	58.0	56.5
Change in fair value of investments	(203.6)	133.1
Share-based compensation expense	41.6	31.2
Retirement benefit expense	114.4	58.0
Net loss on disposition of property	0.7	0.3
Pension contributions	(13.4)	(15.8)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments
Receivables	(211.1)	(160.3)
Inventories	(220.6)	(136.4)
Accounts payable	(75.5)	70.2
Contract liabilities	85.1	79.4
Compensation and benefits	14.1	(145.0)
Income taxes	(30.8)	(229.7)
Other assets and liabilities	(41.0)	(15.9)
Cash provided by operating activities	253.4	78.8
Investing activities:
Capital expenditures	(55.7)	(82.0)
Acquisition of businesses, net of cash acquired	(168.0)	(16.4)
Purchases of investments	(5.2)	(47.6)
Proceeds from sale of investments	205.2	1.3
Other investing activities	4.2	—
Cash used for investing activities	(19.5)	(144.7)
Financing activities:
Net issuance of short-term debt	162.2	341.3
Repayment of short-term debt	(18.8)	(210.0)
Cash dividends	(271.4)	(260.2)
Purchases of treasury stock	(195.2)	(51.2)
Proceeds from the exercise of stock options	48.7	42.0
Other financing activities	(22.0)	(4.4)
Cash used for financing activities	(296.5)	(142.5)
Effect of exchange rate changes on cash	19.3	(10.8)
Decrease in cash, cash equivalents, and restricted cash	(43.3)	(219.2)
Cash, cash equivalents, and restricted cash at beginning of period	507.9	679.4
Cash, cash equivalents, and restricted cash at end of period	$464.6	$460.2
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$456.0	$443.0
Restricted cash, current (Other current assets)	8.6	8.6
Restricted cash, noncurrent (Other assets)	—	8.6
Total cash, cash equivalents, and restricted cash	$464.6	$460.2
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(Unaudited)
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at December 31, 2022	$181.4	$2,015.7	$8,659.9	$(853.2)	$(7,089.0)	$2,914.8	$285.8	$3,200.6
Net income (loss)	—	—	300.3	—	—	300.3	(5.4)	294.9
Other comprehensive income (loss)	—	—	—	57.1	—	57.1	(0.4)	56.7
Common stock issued (including share-based compensation impact)	—	33.3	—	—	24.5	57.8	—	57.8
Share repurchases	—	—	—	—	(38.5)	(38.5)	—	(38.5)
Cash dividends declared (1)	—	—	(136.0)	—	—	(136.0)	—	(136.0)
Balance at March 31, 2023	$181.4	$2,049.0	$8,824.2	$(796.1)	$(7,103.0)	$3,155.5	$280.0	$3,435.5

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at December 31, 2021	$181.4	$1,953.0	$8,111.7	$(1,012.2)	$(6,729.0)	$2,504.9	$301.9	$2,806.8
Net income (loss)	—	—	53.9	—	—	53.9	(4.5)	49.4
Other comprehensive income	—	—	—	179.1	—	179.1	0.3	179.4
Common stock issued (including share-based compensation impact)	—	14.3	—	—	10.5	24.8	—	24.8
Share repurchases	—	—	—	—	—	—	—	—
Cash dividends declared (1)	—	—	(130.5)	—	—	(130.5)	—	(130.5)
Balance at March 31, 2022	$181.4	$1,967.3	$8,035.1	$(833.1)	$(6,718.5)	$2,632.2	$297.7	$2,929.9
(1) Cash dividends were $1.18 per share and $1.12 per share in the three months ended March 31, 2023 and 2022, respectively.

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2022	$181.4	$2,007.1	$8,411.8	$(917.5)	$(6,957.2)	$2,725.6	$291.1	$3,016.7
Net income (loss)	—	—	684.3	—	—	684.3	(10.7)	673.6
Other comprehensive income (loss)	—	—	—	121.4	—	121.4	(0.4)	121.0
Common stock issued (including share-based compensation impact)	—	41.9	—	—	48.7	90.6	—	90.6
Share repurchases	—	—	—	—	(194.5)	(194.5)	—	(194.5)
Cash dividends declared (1)	—	—	(271.9)	—		(271.9)	—	(271.9)
Balance at March 31, 2023	$181.4	$2,049.0	$8,824.2	$(796.1)	$(7,103.0)	$3,155.5	$280.0	$3,435.5

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2021	$181.4	$1,933.6	$8,000.4	$(1,017.1)	$(6,708.7)	$2,389.6	$304.5	$2,694.1
Net income (loss)	—	—	295.4	—	—	295.4	(7.1)	288.3
Other comprehensive income	—	—	—	184.0	—	184.0	0.3	184.3
Common stock issued (including share-based compensation impact)	—	33.7	—	—	39.6	73.3	—	73.3
Share repurchases	—	—	—	—	(49.4)	(49.4)	—	(49.4)
Cash dividends declared (1)	—	—	(260.7)	—	—	(260.7)	—	(260.7)
Balance at March 31, 2022	$181.4	$1,967.3	$8,035.1	$(833.1)	$(6,718.5)	$2,632.2	$297.7	$2,929.9
(1) Cash dividends were $2.36 per share and $2.24 per share in the six months ended March 31, 2023 and 2022, respectively.
See Notes to Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. ("Rockwell Automation" or "the Company"), the unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. The results of operations for the three and six months ended March 31, 2023, are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter, unless otherwise stated.
Receivables
We record an allowance for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are recorded net of an allowance for doubtful accounts of $16.2 million at March 31, 2023, and $13.1 million at September 30, 2022. In addition, receivables are recorded net of an allowance for certain customer returns, rebates, and incentives of $28.2 million at March 31, 2023, and $13.9 million at September 30, 2022. The changes to our allowance for doubtful accounts during the three and six months ended March 31, 2023 and 2022, were not material and primarily consisted of current-period provisions, write-offs charged against the allowance, recoveries collected, and foreign currency translation.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net income attributable to Rockwell Automation, Inc.	$300.3	$53.9	$684.3	$295.4
Less: Allocation to participating securities	(1.3)	(0.1)	(2.8)	(0.8)
Net income available to common shareowners	$299.0	$53.8	$681.5	$294.6
Basic weighted average outstanding shares	114.8	116.2	114.8	116.1
Effect of dilutive securities
Stock options	0.7	0.9	0.7	1.0
Performance shares	0.1	—	0.1	0.1
Diluted weighted average outstanding shares	115.6	117.1	115.6	117.2
Earnings per share:
Basic	$2.60	$0.46	$5.94	$2.54
Diluted	$2.59	$0.46	$5.90	$2.51
For the three and six months ended March 31, 2023, there were 0.4 million and 0.5 million shares, respectively, related to share-based compensation awards that were excluded from the diluted EPS calculation because they were antidilutive. For each of the three and six months ended March 31, 2022, there were 0.3 million shares related to share-based compensation awards that were excluded from the diluted EPS calculation because they were antidilutive.
Non-Cash Investing and Financing Activities
Capital expenditures of $34.0 million and $8.1 million were accrued within Accounts payable and Other current liabilities at March 31, 2023 and 2022, respectively. At March 31, 2023, there were $0.8 million of outstanding common stock share repurchases recorded in Accounts payable that did not settle until the next quarter. At March 31, 2022, there were no outstanding common stock share repurchases recorded in Accounts payable. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Consolidated Statement of Cash Flows.

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
Unfulfilled Performance Obligations
As of March 31, 2023, we expect to recognize approximately $1,175 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $692 million from our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of March 31, 2023.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Disaggregation of Revenue
The following tables present our revenue disaggregation by geographic region for our three operating segments (in millions). We attribute sales to the geographic regions based on the country of destination.

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Intelligent Devices	Software & Control	Lifecycle Services	Total	Intelligent Devices	Software & Control	Lifecycle Services	Total
North America	$598.7	$452.0	$259.9	$1,310.6	$495.9	$343.0	$232.7	$1,071.6
Europe, Middle East and Africa	216.6	148.6	121.3	486.5	147.4	85.4	116.1	348.9
Asia Pacific	136.7	99.6	97.9	334.2	104.6	78.1	83.5	266.2
Latin America	71.2	40.9	32.0	144.1	60.7	28.4	32.3	121.4
Total Company Sales	$1,023.2	$741.1	$511.1	$2,275.4	$808.6	$534.9	$464.6	$1,808.1

	Six Months Ended March 31, 2023				Six Months Ended March 31, 2022
	Intelligent Devices	Software & Control	Lifecycle Services	Total	Intelligent Devices	Software & Control	Lifecycle Services	Total
North America	$1,166.1	$836.1	$487.3	$2,489.5	$1,054.8	$667.1	$450.4	$2,172.3
Europe, Middle East and Africa	387.8	234.4	237.1	859.3	305.2	173.8	224.6	703.6
Asia Pacific	268.0	168.0	194.7	630.7	227.9	151.8	165.4	545.1
Latin America	137.5	75.9	63.5	276.9	121.0	56.1	67.3	244.4
Total Company Sales	$1,959.4	$1,314.4	$982.6	$4,256.4	$1,708.9	$1,048.8	$907.7	$3,665.4
Contract Liabilities
Contract liabilities primarily relate to consideration received in advance of performance under the contract.
Below is a summary of our Contract liabilities balance, the portion not expected to be recognized within twelve months is included within Other liabilities in the Consolidated Balance Sheet (in millions):

	March 31, 2023	March 31, 2022
Balance as of beginning of year	$541.3	$462.5
Balance as of end of period	636.9	541.0
The most significant changes in our Contract liabilities balance during both the six months ended March 31, 2023 and 2022, were due to amounts billed during the period, partially offset by revenue recognized that was included in the Contract liabilities balance at the beginning of the period and revenue recognized on amounts billed during the period.
In the six months ended March 31, 2023, we recognized revenue of approximately $312.1 million that was included in the Contract liabilities balance at September 30, 2022. In the six months ended March 31, 2022, we recognized revenue of approximately $260.8 million that was included in the Contract liabilities balance at September 30, 2021. We did not have a material amount of revenue recognized in the six months ended March 31, 2023 and 2022, from performance obligations satisfied or partially satisfied in previous periods.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3. Share-Based Compensation
We recognized $23.2 million and $41.6 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2023, respectively. We recognized $15.7 million and $31.2 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2022, respectively. Our annual grant of share-based compensation takes place during first quarter of each year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Six Months Ended March 31,
	2023		2022
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	233	$77.62	164	$87.68
Performance shares	66	340.77	37	481.28
Restricted stock and restricted stock units	228	261.59	149	343.56
Unrestricted stock	7	261.72	3	345.00
4. Inventories
Inventories consist of (in millions):

	March 31, 2023	September 30, 2022
Finished goods	$427.4	$325.0
Work in process	360.0	317.3
Raw materials	541.1	411.9
Inventories	$1,328.5	$1,054.2
5. Acquisitions
2023 Acquisitions
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

Purchase Price Allocation
Receivables	$20.2
Inventories	17.7
Property	27.5
Goodwill	66.3
Other intangible assets	36.4
All other assets	0.9
Total assets acquired	169.0
Less: Total liabilities assumed	(35.2)
Net assets acquired, excluding cash	$133.8

Purchase Consideration
Total purchase consideration, net of cash acquired	$133.8
We assigned the full amount of goodwill and all other net assets acquired related to this acquisition to our Intelligent Devices segment. The goodwill recorded represents intangible assets that do not qualify for separate recognition. We do not expect the goodwill to be deductible for tax purposes.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
In February 2023, we acquired Knowledge Lens, a services and solutions provider headquartered in Bengaluru, India. We recorded assets acquired and liabilities assumed in connection with this acquisition based on their estimated fair values as of the acquisition date of February 28, 2023. The preliminary aggregate purchase price allocation is as follows (in millions):

Purchase Price Allocation
Receivables	$3.6
Goodwill	35.7
Other intangible assets	17.7
All other assets	1.8
Total assets acquired	58.8
Less: Total liabilities assumed	(6.8)
Net assets acquired, excluding cash	$52.0

Purchase Consideration
Total purchase consideration, net of cash acquired	$52.0
We assigned the full amount of goodwill and all other net assets acquired related to this acquisition to our Lifecycle Services segment. The goodwill recorded represents intangible assets that do not qualify for separate recognition. We do not expect the goodwill to be deductible for tax purposes.
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
Pro forma consolidated sales for the three and six months ended March 31, 2023, were $2.3 billion and $4.3 billion, respectively, and the impact on earnings was not material. Pro forma consolidated sales for the three and six months ended March 31, 2022, were $1.8 billion and $3.7 billion, respectively, and the impact on earnings was not material. The preceding pro forma consolidated financial results of operations are as if the preceding 2023 and 2022 acquisitions occurred on October 1, 2021. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the transaction occurred as of that time.
Total sales and acquisition-related costs from all of the above 2023 and 2022 acquisitions in the three and six months ended March 31, 2023 and 2022, were not material.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
6. Goodwill and Other Intangible Assets
Changes in the carrying amount of Goodwill for the six months ended March 31, 2023, were (in millions):

	Intelligent Devices	Software & Control	Lifecycle Services	Total
Balance as of September 30, 2022	$503.0	$2,398.7	$622.3	$3,524.0
Acquisition of businesses	66.3	—	35.7	102.0
Translation and other	21.1	24.7	13.4	59.2
Balance as of March 31, 2023	$590.4	$2,423.4	$671.4	$3,685.2
We performed our annual evaluation of goodwill and indefinite life intangible assets for impairment during the second quarter of fiscal 2023 and concluded that these assets are not impaired. For our annual evaluation, we performed qualitative tests for our Intelligent Devices, Software & Control, and Lifecycle Services (excluding Sensia) reporting units and a quantitative test for our Sensia reporting unit. We also assessed the changes in events and circumstances subsequent to our annual test and concluded that no triggering events, which would require interim quantitative testing, occurred.
Other intangible assets consist of (in millions):

	March 31, 2023
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$101.1	$63.0	$38.1
Customer relationships	613.8	126.0	487.8
Technology	423.8	146.4	277.4
Trademarks	86.7	24.5	62.2
Other	7.0	6.2	0.8
Total amortized intangible assets	1,232.4	366.1	866.3
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Other intangible assets	$1,276.1	$366.1	$910.0

	September 30, 2022
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$97.6	$57.9	$39.7
Customer relationships	582.7	107.2	475.5
Technology	410.8	119.3	291.5
Trademarks	70.4	19.4	51.0
Other	6.4	5.8	0.6
Total amortized intangible assets	1,167.9	309.6	858.3
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Other intangible assets	$1,211.6	$309.6	$902.0
Estimated total amortization expense for all amortized intangible assets is $115.4 million in 2023, $113.7 million in 2024, $110.5 million in 2025, $109.3 million in 2026, and $102.3 million in 2027.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7. Short-Term and Long-Term Debt
Our Short-term debt as of March 31, 2023, and September 30, 2022, includes commercial paper borrowings of $434.5 million and $317.0 million, respectively, with weighted average interest rates of 4.84 percent and 3.03 percent, respectively, and weighted average maturity periods of 13 days and 22 days, respectively. In December 2022, Sensia entered into an unsecured $75.0 million line of credit. As of March 31, 2023, included in Short-term debt was $50.0 million borrowed against the line of credit with an interest rate of 5.78 percent. Also included in Short-term debt as of March 31, 2023, and September 30, 2022, is $23.5 million and $42.3 million, respectively, of interest-bearing loans from Schlumberger (SLB) to Sensia due December 29, 2023.
The following table presents the carrying amounts and estimated fair values of Long-term debt in the Consolidated Balance Sheet (in millions):

	March 31, 2023		September 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$608.8	$598.6	$609.1	$589.1
Long-term debt	2,868.1	2,638.2	2,867.8	2,485.4
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
8. Other Current Liabilities
Other current liabilities consist of (in millions):

	March 31, 2023	September 30, 2022
Unrealized losses on foreign exchange contracts	$14.2	$31.2
Product warranty obligations	16.0	16.5
Taxes other than income taxes	56.5	65.6
Accrued interest	18.2	18.1
Income taxes payable	120.5	81.1
Operating lease liabilities	84.2	83.3
Other	96.9	107.2
Other current liabilities	$406.5	$403.0
9. Investments
Our investments consist of (in millions):

	March 31, 2023	September 30, 2022
Fixed income securities	$0.6	$12.6
Equity securities (level 1)	915.0	928.8
Equity securities (other)	81.4	76.4
Other	56.9	50.8
Total investments	1,053.9	1,068.6
Less: Short-term investments (1)	(0.6)	(12.6)
Long-term investments	$1,053.3	$1,056.0
(1) Short-term investments are included in Other current assets in the Consolidated Balance Sheet.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Equity Securities
Equity securities (level 1) consist of 7,135,832 and 8,879,717 shares of PTC Inc. ("PTC") common stock (the "PTC Shares") at March 31, 2023, and September 30, 2022, respectively. The PTC Shares are classified as level 1 in the fair value hierarchy, as described below, and are recognized at fair value in the Consolidated Balance Sheet using the most recent closing price of PTC common stock quoted on Nasdaq.
Equity securities (other) consist of various securities that do not have a readily determinable fair value, which we account for using the measurement alternative under U.S. GAAP. These securities are recorded at the investment cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer in the Consolidated Balance Sheet. Observable price changes are classified as level 2 in the fair value hierarchy, as described below. The carrying values at March 31, 2023, and September 30, 2022, include cumulative upward adjustments from observed price changes of $17.2 million.
We record gains and losses on investments within the Change in fair value of investments line in the Consolidated Statement of Operations. The gains and losses on investments we recorded for the following periods were (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net gain (loss) on equity securities (level 1)	$63.0	$(142.0)	$204.0	$(127.6)
Net gain on equity securities (other)	—	8.7	—	8.7
Equity method loss on Other investments	—	(7.4)	(0.4)	(14.2)
Change in fair value of investments	63.0	(140.7)	203.6	(133.1)

Total net realized gain on equity securities	19.0	0.2	52.9	0.2
Total net unrealized gain (loss) on equity securities	$44.0	$(133.5)	$151.1	$(119.1)
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
10. Retirement Benefits
The components of net periodic pension and postretirement benefit cost were (in millions):

	Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Service cost	$10.6	$20.3	$21.2	$40.7
Interest cost	39.5	32.4	78.7	64.8
Expected return on plan assets	(51.7)	(59.3)	(103.0)	(118.7)
Amortization of prior service cost	—	0.8	—	0.8
Amortization of net actuarial (gain) loss	(1.0)	22.3	(2.0)	44.6
Settlement charge	117.9	24.9	117.9	24.9
Net periodic pension benefit cost	$115.3	$41.4	$112.8	$57.1

	Other Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Service cost	$0.1	$0.2	$0.2	$0.4
Interest cost	0.5	0.3	1.1	0.6
Amortization of prior service credit	—	(0.2)	—	(0.4)
Amortization of net actuarial loss	0.2	0.1	0.3	0.3
Net periodic postretirement benefit cost	$0.8	$0.4	$1.6	$0.9
The service cost component is included in Cost of sales and Selling, general and administrative expenses in the Consolidated Statement of Operations. All other components are included in Other expense in the Consolidated Statement of Operations.
In March 2023, we remeasured our U.S. pension plan assets and liabilities in accordance with U.S. GAAP settlement accounting rules and recognized settlement expense of $117.9 million. Settlement accounting was required due to the amount of lump-sum payments made by the U.S. pension plan to retirees, current employees electing an in-service distribution, and other separated employees. Remeasurement of our U.S. pension plan assets and liabilities increased our net benefit obligation by $76.2 million. The discount rate used for the remeasurement as of March 31, 2023, was 5.25 percent compared to 5.65 percent at our September 30, 2022, annual measurement date.
11. Other Expense
The components of Other expense were (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Interest income	$1.3	$0.5	$2.6	$1.0
Royalty income	3.4	2.8	5.9	5.5
Legacy product liability and environmental charges	(3.1)	(4.1)	(5.9)	(7.4)
Non-operating pension and postretirement benefit cost	(105.4)	(21.3)	(93.0)	(16.9)
Other	(3.3)	(1.6)	0.6	(3.0)
Other expense	$(107.1)	$(23.7)	$(89.8)	$(20.8)

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
12. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss attributable to Rockwell Automation by component for the following periods were (in millions):

Three Months Ended March 31, 2023	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of December 31, 2022	$(448.3)	$(379.1)	$(25.8)	$(853.2)
Other comprehensive (loss) income before reclassifications	(57.4)	25.7	6.1	(25.6)
Amounts reclassified from accumulated other comprehensive loss	88.5	—	(5.8)	82.7
Other comprehensive income	31.1	25.7	0.3	57.1
Balance as of March 31, 2023	$(417.2)	$(353.4)	$(25.5)	$(796.1)

Six Months Ended March 31, 2023	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2022	$(447.8)	$(465.0)	$(4.7)	$(917.5)
Other comprehensive (loss) income before reclassifications	(57.4)	111.6	(5.9)	48.3
Amounts reclassified from accumulated other comprehensive loss	88.0	—	(14.9)	73.1
Other comprehensive income (loss)	30.6	111.6	(20.8)	121.4
Balance as of March 31, 2023	$(417.2)	$(353.4)	$(25.5)	$(796.1)

Three Months Ended March 31, 2022	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized (losses) gains on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of December 31, 2021	$(677.2)	$(299.6)	$(35.4)	$(1,012.2)
Other comprehensive income (loss) before reclassifications	151.7	(10.1)	2.7	144.3
Amounts reclassified from accumulated other comprehensive loss	35.7	—	(0.9)	34.8
Other comprehensive income (loss)	187.4	(10.1)	1.8	179.1
Balance as of March 31, 2022	$(489.8)	$(309.7)	$(33.6)	$(833.1)

Six Months Ended March 31, 2022	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance at September 30, 2021	$(694.1)	$(280.1)	$(42.9)	$(1,017.1)
Other comprehensive income (loss) before reclassifications	151.7	(29.6)	8.7	130.8
Amounts reclassified from accumulated other comprehensive loss	52.6	—	0.6	53.2
Other comprehensive income (loss)	204.3	(29.6)	9.3	184.0
Balance as of March 31, 2022	$(489.8)	$(309.7)	$(33.6)	$(833.1)

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The reclassifications out of Accumulated other comprehensive loss in the Consolidated Statement of Operations were (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,		Affected Line in the Consolidated Statement of Operations
	2023	2022	2023	2022
Pension and other postretirement benefit plan adjustments (1)
Amortization of prior service cost	$—	$0.6	$—	$0.4	Other expense
Amortization of net actuarial (gain) loss	(0.8)	22.4	(1.7)	44.9	Other expense
Settlement charge	117.9	24.9	117.9	24.9	Other expense
	117.1	47.9	116.2	70.2	Income before income taxes
	(28.6)	(12.2)	(28.2)	(17.6)	Income tax (provision) benefit
	$88.5	$35.7	$88.0	$52.6	Net income attributable to Rockwell Automation, Inc.

Net unrealized (gains) losses on cash flow hedges
Forward exchange contracts	$(1.7)	$0.1	$(2.7)	$0.3	Sales
Forward exchange contracts	(6.5)	(2.2)	(19.4)	(1.6)	Cost of sales
Forward exchange contracts	(0.4)	—	(0.1)	0.1	Selling, general and administrative expenses
Treasury locks related to 2019 and 2021 debt issuances	0.9	0.9	1.8	1.8	Interest expense
	(7.7)	(1.2)	(20.4)	0.6	Income before income taxes
	1.9	0.3	5.5	—	Income tax (provision) benefit
	$(5.8)	$(0.9)	$(14.9)	$0.6	Net income attributable to Rockwell Automation, Inc.
Total reclassifications	$82.7	$34.8	$73.1	$53.2	Net income attributable to Rockwell Automation, Inc.
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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale and at times in other contracts with third parties. As of March 31, 2023, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition, or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition, or results of operations in a particular period.

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
The effective tax rate was 16.1 percent and 17.8 percent in the three and six months ended March 31, 2023, respectively, compared to (20.2) percent and 10.9 percent in the three and six months ended March 31, 2022, respectively. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the three months ended March 31, 2023, primarily due to non-U.S. tax rates and other discrete benefits. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the six months ended March 31, 2023, primarily due to non-U.S. tax rates. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the three months ended March 31, 2022, primarily due to PTC investment adjustments and non-U.S. tax rates. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the six months ended March 31, 2022, primarily due to excess income tax benefits of share-based compensation and non-U.S. tax rates.
An income tax liability of $175.3 million and $233.7 million related to the U.S. transition tax under the Tax Cuts and Jobs Act of 2017 (the "Tax Act") that is payable greater than 12 months after March 31, 2023, and September 30, 2022, is recorded in Other liabilities in the Consolidated Balance Sheet.
Unrecognized Tax Benefits
The amount of gross unrecognized tax benefits was $2.9 million and $3.9 million at March 31, 2023, and September 30, 2022, respectively, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $0.8 million and $1.4 million at March 31, 2023, and September 30, 2022, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $2.4 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $3.1 million.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
15. Business Segment Information
Sales and operating results of our reportable segments were (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Sales
Intelligent Devices	$1,023.2	$808.6	$1,959.4	$1,708.9
Software & Control	741.1	534.9	1,314.4	1,048.8
Lifecycle Services	511.1	464.6	982.6	907.7
Total	$2,275.4	$1,808.1	$4,256.4	$3,665.4
Segment operating earnings
Intelligent Devices	$206.9	$118.2	$416.3	$331.2
Software & Control	249.3	131.5	416.6	249.1
Lifecycle Services	27.9	33.7	52.2	58.2
Total	484.1	283.4	885.1	638.5
Purchase accounting depreciation and amortization	(26.6)	(26.1)	(52.6)	(52.2)
Corporate and other	(29.2)	(24.6)	(56.5)	(54.0)
Non-operating pension and postretirement benefit cost	(105.4)	(21.3)	(93.0)	(16.9)
Change in fair value of investments	63.0	(140.7)	203.6	(133.1)
Interest expense, net	(34.5)	(29.6)	(67.3)	(58.7)
Income before income taxes	$351.4	$41.1	$819.3	$323.6
Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before purchase accounting depreciation and amortization, corporate and other, non-operating pension and postretirement benefit cost, change in fair value of investments, interest expense, net, and income tax (provision) benefit. Depending on the product, intersegment sales within a single legal entity are either at cost or cost plus a mark-up, which does not necessarily represent a market price. Sales between legal entities are at an appropriate transfer price. We allocate costs related to shared segment operating activities to the segments consistent with the methodology used by management to assess segment performance.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the "Company") as of March 31, 2023, the related consolidated statements of operations, comprehensive income, and shareowners’ equity for the three-month and six-month periods ended March 31, 2023 and 2022, and of cash flows for the six-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
April 27, 2023

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

Non-GAAP Measures
The following discussion includes organic sales, total segment operating earnings and margin, adjusted income, adjusted EPS, adjusted effective tax rate, and free cash flow, which are non-GAAP measures. See Supplemental Sales Information for a reconciliation of reported sales to organic sales and a discussion of why we believe this non-GAAP measure is useful to investors. See Summary of Results of Operations for a reconciliation of Income before income taxes to total segment operating earnings and margin and a discussion of why we believe these non-GAAP measures are useful to investors. See Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation for a reconciliation of Net income attributable to Rockwell Automation, diluted EPS, and effective tax rate to adjusted income, adjusted EPS, and adjusted effective tax rate, respectively, and a discussion of why we believe these non-GAAP measures are useful to investors. See Financial Condition for a reconciliation of Cash provided by operating activities to free cash flow and a discussion of why we believe this non-GAAP measure is useful to investors.
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
•acquire companies that serve as catalysts to organic growth by increasing our information solutions and connected services offerings and capabilities, advanced material handling, and expanding our global presence;
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

U.S. Economic Trends
In the second quarter of 2023, sales in the U.S. accounted for over half of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:
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
The table below depicts trends in these indicators since the quarter ended September 2021. These figures are as of April 27, 2023, and are subject to revision by the issuing organizations. The IP Index increased in each month of the second quarter of 2023 but the quarter as a whole was little changed versus the first quarter of 2023. Manufacturing PMI results were soft in the second quarter of 2023. The Manufacturing PMI reading in the month of March was the lowest of the quarter and was the fifth consecutive month below 50.

	IP Index	PMI
2023 quarter ended:
March 2023	99.7	46.3
December 2022	99.6	48.4
2022 quarter ended:
September 2022	100.4	51.0
June 2022	100.4	53.1
March 2022	99.7	57.0
December 2021	99.0	58.8
2021 quarter ended:
September 2021	97.8	60.5
Inflation in the U.S. has also had an impact on our input costs and pricing. We used the Producer Price Index (PPI), published by the Bureau of Labor Statistics, which measures the average change over time in the selling prices received by domestic producers for their output. PPI for March 31, 2023, December 31, 2022, September 30, 2022, June 30, 2022, March 31, 2022, and December 31, 2021, increased 2.7 percent, 6.6 percent, 8.5 percent, 11.2 percent, 11.7 percent, and 10.0 percent, respectively, compared to the same period of the prior year. These figures are as of April 27, 2023, and are subject to revision by the issuing organization. Although higher than historic measures, the PPI year over year increase has declined over the past four quarters.
Non-U.S. Economic Trends
In the second quarter of 2023, sales to customers outside the U.S. accounted for less than half of our total sales. These customers include both indigenous companies and multinational companies with a global presence. In addition to the global factors previously mentioned in the Overview section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure, and expanding consumer markets. We use changes in key countries' gross domestic product (GDP), IP, and PMI as indicators of the growth opportunities in each region where we do business.
Industrial output outside the U.S. was mostly higher in the second quarter of 2023 after declining in the first quarter of 2023. PMI readings were mostly lower in the second quarter of 2023 and readings for many countries ended the quarter below 50. Supply chain disruptions, labor shortages, and global inflation remain persistent, along with elevated geopolitical instability.

Supply Chain
We have a global supply chain, including a network of suppliers and distribution and manufacturing facilities. The supply chain has been stressed by increased demand, along with pandemic-related and other global events that have put additional pressures on manufacturing output. Although there has been a continued gradual improvement in the supply chain environment, this has resulted in and could continue to result in:
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
Outlook
The table below provides guidance for sales growth and earnings per share for 2023 as of April 27, 2023. Our updated guidance reflects first half performance and record backlog. It also assumes continued improvement in electronic component availability.

Sales Growth Guidance		EPS Guidance
Reported sales growth	12.5% - 16.5%	Diluted EPS	$11.71 - $12.41
Organic sales growth (1)	13.0% - 17.0%	Adjusted EPS (1)	$11.50 - $12.20
Inorganic sales growth	~1.0%
Currency translation	~(1.5)%
(1) Organic sales growth and adjusted EPS are non-GAAP measures. See Supplemental Sales Information and Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation for more information on these non-GAAP measures.

Summary of Results of Operations
The following table reflects our sales and operating results (in millions, except per share amounts and percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Sales
Intelligent Devices (a)	$1,023.2	$808.6	$1,959.4	$1,708.9
Software & Control (b)	741.1	534.9	1,314.4	1,048.8
Lifecycle Services (c)	511.1	464.6	982.6	907.7
Total sales (d)	$2,275.4	$1,808.1	$4,256.4	$3,665.4
Segment operating earnings (1)
Intelligent Devices (e)	$206.9	$118.2	$416.3	$331.2
Software & Control (f)	249.3	131.5	416.6	249.1
Lifecycle Services (g)	27.9	33.7	52.2	58.2
Total segment operating earnings (2) (h)	484.1	283.4	885.1	638.5
Purchase accounting depreciation and amortization	(26.6)	(26.1)	(52.6)	(52.2)
Corporate and other	(29.2)	(24.6)	(56.5)	(54.0)
Non-operating pension and postretirement benefit cost	(105.4)	(21.3)	(93.0)	(16.9)
Change in fair value of investments	63.0	(140.7)	203.6	(133.1)
Interest expense, net	(34.5)	(29.6)	(67.3)	(58.7)
Income before income taxes (i)	351.4	41.1	819.3	323.6
Income tax (provision) benefit	(56.5)	8.3	(145.7)	(35.3)
Net income	294.9	49.4	673.6	288.3
Net loss attributable to noncontrolling interests	(5.4)	(4.5)	(10.7)	(7.1)
Net income attributable to Rockwell Automation	$300.3	$53.9	$684.3	$295.4

Diluted EPS	$2.59	$0.46	$5.90	$2.51

Adjusted EPS (3)	$3.01	$1.66	$5.48	$3.79

Diluted weighted average outstanding shares	115.6	117.1	115.6	117.2

Pre-tax margin (i/d)	15.4%	2.3%	19.2%	8.8%

Intelligent Devices segment operating margin (e/a)	20.2%	14.6%	21.2%	19.4%
Software & Control segment operating margin (f/b)	33.6%	24.6%	31.7%	23.8%
Lifecycle Services segment operating margin (g/c)	5.5%	7.3%	5.3%	6.4%
Total segment operating margin (2) (h/d)	21.3%	15.7%	20.8%	17.4%
(1) See Note 15 in the Consolidated Financial Statements for the definition of segment operating earnings.
(2) Total segment operating earnings and total segment operating margin are non-GAAP financial measures. We exclude purchase accounting depreciation and amortization, corporate and other, non-operating pension and postretirement benefit cost, change in fair value of investments, interest expense, net, and income tax (provision) benefit because we do not consider these items to be directly related to the operating performance of our segments. We believe total segment operating earnings and total segment operating margin are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our operating segments. Our measures of total segment operating earnings and total segment operating margin may be different from measures used by other companies.
(3) Adjusted EPS is a non-GAAP earnings measure. See Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation for more information on this non-GAAP measure.

Three and Six Months Ended March 31, 2023, Compared to Three and Six Months Ended March 31, 2022
Sales
Sales increased 25.8 percent and 16.1 percent year over year in the three and six months ended March 31, 2023, respectively. Organic sales increased 27.3 percent and 18.5 percent year over year in the three and six months ended March 31, 2023, respectively. Currency translation decreased sales by 2.8 percentage points and 3.5 percentage points year over year in the three and six months ended March 31, 2023, respectively. Acquisitions increased sales by 1.3 percentage points and 1.1 percentage points year over year in the three and six months ended March 31, 2023, respectively. Pricing increased total company sales by approximately 6.5 percentage points and 7.0 percentage points in the three and six months ended March 31, 2023, respectively, realized in the Intelligent Devices and Software & Control segments.
The tables below present our sales, attributed to the geographic regions based upon country of destination, and the percentage change from the same period a year ago (in millions, except percentages). The results by region and segment were primarily impacted by component availability and the composition of backlog versus underlying demand.

		Change vs.	Change in Organic Sales (1) vs.
	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Three Months Ended March 31, 2022
North America	$1,310.6	22.3%	22.7%
Europe, Middle East and Africa	486.5	39.4%	41.7%
Asia Pacific	334.2	25.5%	31.8%
Latin America	144.1	18.7%	16.3%
Total Company Sales	$2,275.4	25.8%	27.3%

		Change vs.	Change in Organic Sales (1) vs.
	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022	Six Months Ended March 31, 2022
North America	$2,489.5	14.6%	15.1%
Europe, Middle East and Africa	859.3	22.1%	27.4%
Asia Pacific	630.7	15.7%	23.7%
Latin America	276.9	13.3%	11.3%
Total Company Sales	$4,256.4	16.1%	18.5%
(1) Organic sales and organic sales growth exclude the effect of acquisitions, changes in currency exchange rates, and divestitures. See Supplemental Sales Information for information on these non-GAAP measures.
Corporate and Other
Corporate and other expenses were $29.2 million and $56.5 million in the three and six months ended March 31, 2023, respectively, compared to $24.6 million and $54.0 million in the three and six months ended March 31, 2022, respectively. The increase was primarily due to mark-to-market adjustments related to our deferred and non-qualified compensation plans.
Income before Income Taxes
Income before income taxes was $351.4 million and $819.3 million in the three and six months ended March 31, 2023, respectively, compared to $41.1 million and $323.6 million in the three and six months ended March 31, 2022, respectively. The increase was primarily due to higher sales and fair value adjustments recognized in 2023 compared to 2022 in connection with our investment in PTC (the "PTC adjustments"), partially offset by higher non-operating pension expense.
Total segment operating earnings increased 70.8 percent in the three months ended March 31, 2023, primarily due to higher sales volume, including pricing increases, partially offset by higher incentive compensation and investment spend. Total segment operating earnings increased 38.6 percent in the six months ended March 31, 2023, primarily due to higher sales volume, including pricing increases, partially offset by higher investment spend, incentive compensation, and input costs.

Income Taxes
The effective tax rate for the three months ended March 31, 2023, was 16.1 percent compared to (20.2) percent for the three months ended March 31, 2022. The increase in the effective tax rate was primarily due to the PTC adjustments and non-U.S. tax rates. Our adjusted effective tax rate for the three months ended March 31, 2023, was 17.4 percent compared to 16.0 percent for the three months ended March 31, 2022. The increase in the adjusted effective tax rate was primarily due to non-U.S. tax rates.
The effective tax rate for the six months ended March 31, 2023, was 17.8 percent compared to 10.9 percent for the six months ended March 31, 2022. The increase in the effective tax rate was primarily due to the PTC adjustments, non-U.S. tax rates, and lower discrete benefits in the current year. Our adjusted effective tax rate for the six months ended March 31, 2023, was 17.3 percent compared to 15.6 percent for the six months ended March 31, 2022. The increase in the adjusted effective tax rate was primarily due to lower discrete benefits in the current year.
Diluted EPS and Adjusted EPS
2023 second quarter Net income attributable to Rockwell Automation was $300.3 million or $2.59 per share, compared to $53.9 million or $0.46 per share in the second quarter of 2022. The increases in Net income attributable to Rockwell Automation and diluted EPS were primarily due to higher sales and pre-tax margin. Pre-tax margin was 15.4 percent in the second quarter of 2023 compared to 2.3 percent in the same period last year. The increase in pre-tax margin was primarily due to higher sales and the PTC adjustments, partially offset by higher non-operating pension expense. 2023 second quarter adjusted EPS was $3.01, up 81.3 percent compared to $1.66 in the second quarter of 2022, primarily due to higher sales and segment operating margin. Total segment operating margin in the second quarter of 2023 was 21.3 percent compared to 15.7 percent a year ago primarily due to higher sales volume, including pricing increases, partially offset by higher incentive compensation and investment spend.
Net income attributable to Rockwell Automation was $684.3 million or $5.90 per share in the six months ended March 31, 2023, compared to $295.4 million or $2.51 per share in the six months ended March 31, 2022. The increases in Net income attributable to Rockwell Automation and diluted EPS were primarily due to higher sales and pre-tax margin. Pre-tax margin was 19.2 percent in the six months ended March 31, 2023, compared to 8.8 percent in the same period last year. The increase in pre-tax margin was primarily due to higher sales and the PTC adjustments, partially offset by higher non-operating pension expense. Adjusted EPS was $5.48 in the six months ended March 31, 2023, up 44.6 percent compared to $3.79 in the six months ended March 31, 2022. The increase in adjusted EPS was primarily due to higher sales and segment operating margin. Total segment operating margin in the six months ended March 31, 2023, was 20.8 percent compared to 17.4 percent in the same period a year ago primarily due to higher sales volume, including pricing increases, partially offset by higher investment spend, incentive compensation, and input costs.

Intelligent Devices
Sales
Intelligent Devices sales increased 26.5 percent and 14.7 percent year over year in the three and six months ended March 31, 2023, respectively. Intelligent Devices organic sales increased 26.8 percent and 16.2 percent year over year in the three and six months ended March 31, 2023, respectively. Currency translation decreased sales by 2.7 percentage points and 3.4 percentage points year over year, in the three and six months ended March 31, 2023, respectively. The acquisition of CUBIC increased sales by 2.4 percentage points and 1.9 percentage points year over year in the three and six months ended March 31, 2023, respectively. For the three and six months ended March 31, 2023, reported and organic sales increased in all regions.
Segment Operating Margin
Intelligent Devices segment operating earnings increased 75.0 percent year over year in the three months ended March 31, 2023. Segment operating margin increased to 20.2 percent in the three months ended March 31, 2023, from 14.6 percent in the same period a year ago. The increase from the prior year includes higher sales volume, including the impact from price, partially offset by higher investment spend and incentive compensation.
Intelligent Devices segment operating earnings increased 25.7 percent year over year in the six months ended March 31, 2023. Segment operating margin increased to 21.2 percent in the six months ended March 31, 2023, from 19.4 percent in the same period a year ago. The increase from the prior year includes higher sales volume, including the impact from price, partially offset by higher investment spend, unfavorable currency impact, higher input costs, and higher incentive compensation.
Software & Control
Sales
Software & Control sales increased 38.5 percent and 25.3 percent year over year in the three and six months ended March 31, 2023, respectively. Software & Control organic sales increased 41.6 percent and 28.8 percent year over year in the three and six months ended March 31, 2023, respectively. Currency translation decreased sales by 3.1 percentage points and 3.5 percentage points year over year in the three and six months ended March 31, 2023, respectively. For the three and six months ended March 31, 2023, reported and organic sales increased in all regions.
Segment Operating Margin
Software & Control segment operating earnings increased 89.6 percent and 67.2 percent year over year in the three and six months ended March 31, 2023, respectively. Segment operating margin increased to 33.6 percent and 31.7 percent in the three and six months ended March 31, 2023, respectively, from 24.6 percent and 23.8 percent in the same period a year ago, primarily driven by higher sales volume, including the impact from price, partially offset by higher investment spend and incentive compensation.
Lifecycle Services
Sales
Lifecycle Services sales increased 10.0 percent and 8.3 percent year over year in the three and six months ended March 31, 2023, respectively. Lifecycle Services organic sales increased 11.7 percent and 11.0 percent year over year in the three and six months ended March 31, 2023, respectively. Currency translation decreased sales by 2.5 percentage points and 3.3 percentage points year over year in the three and six months ended March 31, 2023, respectively. Acquisitions increased sales by 0.8 percentage points and 0.6 percentage points year over year in the three and six months ended March 31, 2023, respectively. All regions experienced growth in reported and organic sales in the three and six months ended March 31, 2023, except for Latin America.
Segment Operating Margin
Lifecycle Services segment operating earnings decreased 17.2 percent and 10.3 percent year over year in the three and six months ended March 31, 2023, respectively. Segment operating margin decreased to 5.5 percent and 5.3 percent in the three and six months ended March 31, 2023, respectively, from 7.3 percent and 6.4 percent in the same period a year ago. The benefit of higher sales was more than offset by higher incentive compensation costs and one-time items to expand future profitability.

Supplemental Segment Information
Purchase accounting depreciation and amortization and non-operating pension and postretirement benefit cost are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Purchase accounting depreciation and amortization
Intelligent Devices	$1.2	$0.7	$2.2	$1.4
Software & Control	17.2	17.2	34.1	34.5
Lifecycle Services	8.0	7.9	15.8	15.8
Non-operating pension and postretirement benefit cost
Intelligent Devices	$28.8	$4.9	$24.9	$2.8
Software & Control	28.8	4.9	24.9	2.8
Lifecycle Services	38.6	6.5	33.3	3.7

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
The following are reconciliations of Net income attributable to Rockwell Automation, diluted EPS, and effective tax rate to adjusted income, adjusted EPS, and adjusted effective tax rate, respectively (in millions, except per share amounts and percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net income attributable to Rockwell Automation	$300.3	$53.9	$684.3	$295.4
Non-operating pension and postretirement benefit cost (1)	105.4	21.3	93.0	16.9
Tax effect of non-operating pension and postretirement benefit cost (1)	(25.6)	(5.5)	(22.8)	(4.7)
Purchase accounting depreciation and amortization attributable to Rockwell Automation	23.6	23.1	46.6	46.2
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(5.8)	(5.6)	(11.4)	(11.2)
Change in fair value of investments (2)	(63.0)	140.7	(203.6)	133.1
Tax effect of change in fair value of investments (2)	15.2	(33.4)	49.3	(29.9)
Adjusted income	$350.1	$194.5	$635.4	$445.8

Diluted EPS	$2.59	$0.46	$5.90	$2.51
Non-operating pension and postretirement benefit cost (1)	0.90	0.19	0.80	0.15
Tax effect of non-operating pension and postretirement benefit cost (1)	(0.22)	(0.05)	(0.20)	(0.04)
Purchase accounting depreciation and amortization attributable to Rockwell Automation	0.20	0.20	0.40	0.39
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(0.05)	(0.05)	(0.10)	(0.10)
Change in fair value of investments (2)	(0.54)	1.20	(1.75)	1.14
Tax effect of change in fair value of investments (2)	0.13	(0.29)	0.43	(0.26)
Adjusted EPS	$3.01	$1.66	$5.48	$3.79

Effective tax rate	16.1%	(20.2)%	17.8%	10.9%
Tax effect of non-operating pension and postretirement benefit cost (1)	1.9%	15.7%	0.7%	0.8%
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	0.4%	1.0%	0.5%	0.9%
Tax effect of change in fair value of investments (2)	(1.0)%	19.5%	(1.7)%	3.0%
Adjusted effective tax rate	17.4%	16.0%	17.3%	15.6%
(1) Includes settlement expense of $117.9 million for the three and six months ended March 31, 2023, and $24.9 million for the three and six months ended March 31, 2022.
(2) Primarily relates to the change in fair value of investment in PTC.

Fiscal 2023 Guidance (4)

Diluted EPS (1)	$11.71 - $12.41
Non-operating pension and postretirement benefit cost (3)	0.66
Tax effect of non-operating pension and postretirement benefit cost (3)	(0.17)
Purchase accounting depreciation and amortization attributable to Rockwell Automation	0.82
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(0.20)
Change in fair value of investments (2)	(1.75)
Tax effect of change in fair value of investments (2)	0.43
Adjusted EPS (1)	$11.50 - $12.20

Effective tax rate	~ 17.5%
Tax effect of non-operating pension and postretirement benefit cost (3)	~ 0.5%
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	~ 0.5%
Tax effect of change in fair value of investments (2)	~ (1.0)%
Adjusted effective tax rate	~ 17.5%
(1) Fiscal 2023 guidance based on adjusted income attributable to Rockwell, which includes an adjustment for SLB's non-controlling interest in Sensia.
(2) The actual year-to-date adjustments, which are based on PTC's share price at March 31, 2023, and year-to-date sales of PTC Shares, are used for guidance, as estimates of these adjustments on a forward-looking basis are not available due to variability, complexity, and limited visibility of these items.
(3) Year-to-date pension settlement charges are used for guidance, as estimates of these adjustments on a forward-looking basis are not available due to variability, complexity, and limited visibility of these items.
(4) Guidance as of April 27, 2023.

Financial Condition
The following is a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Six Months Ended March 31,
	2023	2022
Cash provided by (used for)
Operating activities	$253.4	$78.8
Investing activities	(19.5)	(144.7)
Financing activities	(296.5)	(142.5)
Effect of exchange rate changes on cash	19.3	(10.8)
Decrease in cash, cash equivalents, and restricted cash	$(43.3)	$(219.2)
The following table summarizes free cash flow, which is a non-GAAP financial measure (in millions):

	Six Months Ended March 31,
	2023	2022
Cash provided by operating activities	$253.4	$78.8
Capital expenditures	(55.7)	(82.0)
Free cash flow	$197.7	$(3.2)
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
Cash provided by operating activities was $253.4 million for the six months ended March 31, 2023, compared to $78.8 million for the six months ended March 31, 2022. Free cash flow was $197.7 million for the six months ended March 31, 2023, compared to $(3.2) million for the six months ended March 31, 2022. The year over year increases in cash provided by operating activities and free cash flow were primarily due to higher pre-tax income and lower income tax payments in the first six months of 2023 compared to the first six months of 2022, partially offset by increases in working capital.
In December 2021, the Company entered a 10b5-1 plan related to our PTC Shares, pursuant to which a broker makes periodic sales of some of our PTC Shares on behalf of the Company, subject to the terms of the plan. Starting in June 2022, the Company made periodic sales of our PTC Shares in the open market, outside of the parameters of the existing 10b5-1 plan. In December 2022, the original 10b5-1 plan was completed and a new 10b5-1 plan related to our PTC Shares was entered into by the Company. All of our sales of PTC Shares are consistent with the transfer restrictions in the securities purchase agreement, as amended, with PTC. As of March 31, 2023 and 2022, the fiscal year-to-date sales of our PTC shares under our 10b5-1 plan and open market sales resulted in a gross inflow of $205.2 million and $1.3 million, respectively. This excludes any tax liability related to the realized gain on investment. These proceeds, and any proceeds from future sales, will support our future uses of cash.
Our Short-term debt as of March 31, 2023, and September 30, 2022, includes commercial paper borrowings of $434.5 million and $317.0 million, respectively, with weighted average interest rates of 4.84 percent and 3.03 percent, respectively, and weighted average maturity periods of 13 days and 22 days, respectively. In December 2022, Sensia entered into an unsecured $75.0 million line of credit. As of March 31, 2023, included in Short-term debt was $50.0 million borrowed against the line of credit with an interest rate of 5.78 percent. Also included in Short-term debt as of March 31, 2023, and September 30, 2022, is $23.5 million and $42.3 million, respectively, of interest-bearing loans from SLB to Sensia, due December 29, 2023.

We repurchased approximately 0.8 million shares of our common stock under our share repurchase program in the first six months of 2023. The total cost of these shares was $194.4 million, of which $0.8 million was recorded in Accounts payable at March 31, 2023, related to shares that did not settle until April 2023. At September 30, 2022, there were $1.6 million of outstanding common stock share repurchases recorded in Accounts payable. We repurchased approximately 0.2 million shares of our common stock under our share repurchase program in the first six months of 2022. The total cost of these shares was $49.4 million. At March 31, 2022, there were no outstanding common stock share repurchases recorded in Accounts payable. Our decision to repurchase shares in the remainder of 2023 will depend on business conditions, free cash flow generation, other cash requirements, and stock price. On both July 24, 2019, and May 2, 2022, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. At March 31, 2023, we had approximately $1,056.9 million remaining for share repurchases under our existing board authorizations. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.
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
At March 31, 2023, the majority of our Cash and cash equivalents were held by non-U.S. subsidiaries. As a result of the broad changes to the U.S. international tax system under the Tax Act, the Company accounts for taxes on earnings of substantially all of its non-U.S. subsidiaries including both non-U.S. and U.S. taxes. The Company has concluded that earnings of a limited number of its non-U.S. subsidiaries are indefinitely reinvested.
In June 2022, we replaced our former $1.25 billion unsecured revolving credit facility with a new five-year $1.5 billion unsecured revolving credit facility, expiring in June 2027. We can increase the aggregate amount of this credit facility by up to $750.0 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility or the former credit facility during the periods ended March 31, 2023, or September 30, 2022. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
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
Separate short-term unsecured credit facilities of approximately $217.9 million at March 31, 2023, were available to non-U.S. subsidiaries, of which, approximately $30.7 million was committed under letters of credit. Borrowings under our non-U.S. credit facilities at March 31, 2023, and September 30, 2022, were not significant. We were in compliance with all covenants under our credit facilities at March 31, 2023, and September 30, 2022. There are no significant commitment fees or compensating balance requirements under our credit facilities.
The following is a summary of our credit ratings as of March 31, 2023:

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
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings. During the three and six months ended March 31, 2023, we reclassified $7.7 million and $20.4 million, respectively, in pre-tax net gains related to cash flow hedges from Accumulated other comprehensive loss into the Consolidated Statement of Operations. During the three and six months ended March 31, 2022, we reclassified $1.2 million in pre-tax net gains and $0.6 million in pre-tax net losses, respectively, related to cash flow hedges from Accumulated other comprehensive loss into the Consolidated Statement of Operations. As of March 31, 2023, we expect that approximately $15.7 million of pre-tax net unrealized gains on cash flow hedges will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended September 30, 2022. We believe that at March 31, 2023, there has been no material change to this information.

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
The following is a reconciliation of reported sales to organic sales by geographic region (in millions):

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
North America	$1,310.6	$3.1	$(7.6)	$1,315.1	$1,071.6
Europe, Middle East and Africa	486.5	14.7	(22.6)	494.4	348.9
Asia Pacific	334.2	5.3	(22.0)	350.9	266.2
Latin America	144.1	—	2.9	141.2	121.4
Total Company Sales	$2,275.4	$23.1	$(49.3)	$2,301.6	$1,808.1

	Six Months Ended March 31, 2023				Six Months Ended March 31, 2022
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
North America	$2,489.5	$4.3	$(15.7)	$2,500.9	$2,172.3
Europe, Middle East and Africa	859.3	26.4	(63.5)	896.4	703.6
Asia Pacific	630.7	8.0	(51.7)	674.4	545.1
Latin America	276.9	—	5.0	271.9	244.4
Total Company Sales	$4,256.4	$38.7	$(125.9)	$4,343.6	$3,665.4

The following is a reconciliation of reported sales to organic sales by operating segment (in millions):

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
Intelligent Devices	$1,023.2	$19.3	$(21.5)	$1,025.4	$808.6
Software & Control	741.1	—	(16.2)	757.3	534.9
Lifecycle Services	511.1	3.8	(11.6)	518.9	464.6
Total Company Sales	$2,275.4	$23.1	$(49.3)	$2,301.6	$1,808.1

	Six Months Ended March 31, 2023				Six Months Ended March 31, 2022
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
Intelligent Devices	$1,959.4	$33.0	$(59.1)	$1,985.5	$1,708.9
Software & Control	1,314.4	—	(36.4)	1,350.8	1,048.8
Lifecycle Services	982.6	5.7	(30.4)	1,007.3	907.7
Total Company Sales	$4,256.4	$38.7	$(125.9)	$4,343.6	$3,665.4

Critical Accounting Estimates
We have prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended September 30, 2022. We believe that at March 31, 2023, there has been no material change to this information, except as noted below.
Goodwill - Sensia Reporting Unit
We perform our annual evaluation of goodwill and indefinite lived intangible assets for impairment in the second quarter each year. This year we also performed a quantitative impairment test for our Sensia reporting unit. We determined the fair value of the Sensia reporting unit under a combination of an income approach derived from discounted cash flows and a market multiples approach using selected comparable public companies.
Critical assumptions used in this approach included management’s estimated future revenue growth rates and margins, a discount rate, and a market multiple. Estimated future revenue growth and margins are based on management’s best estimate about current and future conditions. The revenue growth rate assumption reflects significant growth over the next five years before moderating back to a growth rate approximating longer term average inflationary rates. The forecasted near-term growth rate assumes that revenue will return to pre-pandemic levels due to the abatement of pandemic and supply chain related disruptions. Margin assumptions reflect that recent cost pressure related to inflation and supply chain challenges will be compensated through pricing achieved on future orders. We believe the assumptions and estimates made were reasonable and appropriate, which are based on a number of factors, including historical experience, reference to external product available market and industry growth publications, analysis of peer group projections, and information obtained from reporting unit management, including backlog. Actual results and forecasts of revenue growth and margins for our Sensia reporting unit may be impacted by its concentration within the Oil & Gas industry and with its customer base. Demand for Sensia hardware and software products, solutions, and services is sensitive to industry volatility and risks, including those related to commodity prices, supply and demand dynamics, production costs, geological activity, and political activities. If such factors impact our ability to achieve forecasted revenue growth rates and margins, the fair value of the reporting unit could decrease, which may result in an impairment. We determined the discount rate using our weighted average cost of capital adjusted for risk factors including risk associated with our above market revenue growth assumptions, historical performance, and industry-specific and economic factors. Additionally, industry-specific and economic factors that increase the discount rate or decrease the market multiple can decrease the fair value of the Sensia reporting unit, which may result in an impairment.
Based on these assumptions and estimates, the fair value of the Sensia reporting unit exceeded its carrying value by approximately 10 percent. We also assessed the changes in events and circumstances subsequent to our annual test and concluded that no triggering events, which would require interim quantitative testing, occurred. Therefore, as of March 31, 2023, we deemed that no impairment existed on $317.5 million of Goodwill allocated to the Sensia reporting unit.
Retirement Benefits - Pension
In March 2023, we remeasured our U.S. pension plan assets and liabilities in accordance with U.S GAAP settlement accounting rules. The discount rate used in the remeasurement was 5.25 percent compared to 5.65 percent at our September 30, 2022, annual measurement date. The 5.25 percent discount rate was set as of a March 31, 2023, measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans. See Note 10 in the Consolidated Financial Statements for additional information regarding the settlement accounting.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 17 in the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended September 30, 2022. We believe that at March 31, 2023, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Consolidated Financial Statements regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to foreign currency risk and interest rate risk is contained in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended September 30, 2022. We believe that at March 31, 2023, there has been no material change to this information.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended September 30, 2022. We believe that at March 31, 2023, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended September 30, 2022. We believe that at March 31, 2023, there has been no material change to this information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1 - 31, 2023	79,063	$273.10	79,063	$1,073,683,344
February 1 - 28, 2023	26,158	290.23	26,158	1,066,091,617
March 1 - 31, 2023	31,962	287.54	31,962	1,056,901,213
Total	137,183	$279.73	137,183
(1) All of the shares purchased during the quarter ended March 31, 2023, were acquired pursuant to the repurchase program described in (3) below.
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

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	April 27, 2023	By	/s/ NICHOLAS C. GANGESTAD
Nicholas C. Gangestad Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 27, 2023	By	/s/ TERRY L. RIESTERER
Terry L. Riesterer Vice President and Controller (Principal Accounting Officer)