Form 10-Q
period 2023-06-30
ROCKWELL AUTOMATION, INC
filed 2023-08-01
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
114,860,091 shares of registrant’s Common Stock were outstanding on June 30, 2023.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKWELL AUTOMATION, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	June 30, 2023	September 30, 2022
ASSETS
Current assets
Cash and cash equivalents	$443.5	$490.7
Receivables	2,245.0	1,736.7
Inventories	1,435.2	1,054.2
Other current assets	277.4	329.1
Total current assets	4,401.1	3,610.7
Property, net of accumulated depreciation of $1,798.6 and $1,702.3, respectively	654.1	586.5
Operating lease right-of-use assets	318.1	321.0
Goodwill	3,700.9	3,524.0
Other intangible assets, net	883.1	902.0
Deferred income taxes	360.9	384.3
Long-term investments	1,002.0	1,056.0
Other assets	423.1	374.2
Total	$11,743.3	$10,758.7
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term debt	$278.5	$359.3
Current portion of long-term debt	608.3	609.1
Accounts payable	1,009.1	1,028.0
Compensation and benefits	365.6	292.7
Contract liabilities	621.2	507.0
Customer returns, rebates and incentives	462.3	373.1
Other current liabilities	577.1	403.0
Total current liabilities	3,922.1	3,572.2
Long-term debt	2,866.9	2,867.8
Retirement benefits	517.2	471.2
Operating lease liabilities	256.6	263.5
Other liabilities	558.3	567.3
Commitments and contingent liabilities (Note 13)
Shareowners’ equity
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	2,078.2	2,007.1
Retained earnings	8,952.2	8,411.8
Accumulated other comprehensive loss	(725.5)	(917.5)
Common stock in treasury, at cost (shares held: 66.5 and 66.2, respectively)	(7,143.1)	(6,957.2)
Shareowners’ equity attributable to Rockwell Automation, Inc.	3,343.2	2,725.6
Noncontrolling interests	279.0	291.1
Total shareowners’ equity	3,622.2	3,016.7
Total	$11,743.3	$10,758.7
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Sales
Products and solutions	$2,031.8	$1,768.4	$5,891.4	$5,063.6
Services	206.9	200.3	603.7	570.5
	2,238.7	1,968.7	6,495.1	5,634.1
Cost of sales
Products and solutions	(1,189.9)	(1,042.7)	(3,440.9)	(3,061.8)
Services	(133.4)	(123.6)	(392.7)	(356.7)
	(1,323.3)	(1,166.3)	(3,833.6)	(3,418.5)
Gross profit	915.4	802.4	2,661.5	2,215.6
Selling, general and administrative expenses	(501.4)	(442.0)	(1,472.1)	(1,318.0)
Change in fair value of investments	85.7	(5.2)	289.3	(138.3)
Other income (expense) (Note 11)	6.5	19.8	(83.3)	(1.0)
Interest expense	(34.4)	(30.8)	(104.3)	(90.5)
Income before income taxes	471.8	344.2	1,291.1	667.8
Income tax provision (Note 14)	(73.1)	(49.4)	(218.8)	(84.7)
Net income	398.7	294.8	1,072.3	583.1
Net loss attributable to noncontrolling interests	(1.5)	(3.1)	(12.2)	(10.2)
Net income attributable to Rockwell Automation, Inc.	$400.2	$297.9	$1,084.5	$593.3
Earnings per share:
Basic	$3.47	$2.56	$9.41	$5.10
Diluted	$3.45	$2.55	$9.34	$5.06
Weighted average outstanding shares:
Basic	114.8	116.0	114.8	116.1
Diluted	115.6	116.5	115.6	116.9
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net income	$398.7	$294.8	$1,072.3	$583.1
Other comprehensive income (loss)
Pension and other postretirement benefit plan adjustments (net of tax (expense) benefit of $(12.8), $22.3, $(22.6), and $(49.6))	41.3	(72.9)	72.0	131.4
Currency translation adjustments	35.5	(62.0)	146.6	(91.3)
Net change in cash flow hedges (net of tax benefit (expense) of $2.1, $(4.0), $10.6, and $(7.2))	(5.7)	10.3	(26.5)	19.6
Other comprehensive income (loss)	71.1	(124.6)	192.1	59.7
Comprehensive income	469.8	170.2	1,264.4	642.8
Comprehensive loss attributable to noncontrolling interests	(1.0)	(3.3)	(12.1)	(10.1)
Comprehensive income attributable to Rockwell Automation, Inc.	$470.8	$173.5	$1,276.5	$652.9
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended June 30,
	2023	2022
Operating activities:
Net income	$1,072.3	$583.1
Adjustments to arrive at cash provided by operating activities
Depreciation	95.2	93.6
Amortization of intangible assets	86.8	84.6
Change in fair value of investments	(289.3)	138.3
Share-based compensation expense	65.0	48.8
Retirement benefit expense	118.5	61.7
Net loss on disposition of property	0.8	0.4
Pension contributions	(18.5)	(23.1)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments
Receivables	(415.2)	(326.1)
Inventories	(309.9)	(206.2)
Accounts payable	(74.6)	118.5
Contract liabilities	119.8	96.8
Compensation and benefits	74.9	(114.9)
Income taxes	(49.2)	(202.6)
Other assets and liabilities	58.5	70.8
Cash provided by operating activities	535.1	423.7
Investing activities:
Capital expenditures	(97.3)	(100.3)
Acquisition of businesses, net of cash acquired	(168.0)	(16.5)
Purchases of investments	(5.2)	(48.5)
Proceeds from sale of investments	355.2	66.0
Other investing activities	3.9	0.1
Cash provided by (used for) investing activities	88.6	(99.2)
Financing activities:
Net (repayment) issuance of short-term debt	(74.1)	301.8
Repayment of short-term debt	(18.8)	(210.0)
Cash dividends	(406.9)	(390.4)
Purchases of treasury stock	(257.1)	(218.5)
Proceeds from the exercise of stock options	75.4	46.1
Other financing activities	(27.7)	(7.5)
Cash used for financing activities	(709.2)	(478.5)
Effect of exchange rate changes on cash	29.7	(25.3)
Decrease in cash, cash equivalents, and restricted cash	(55.8)	(179.3)
Cash, cash equivalents, and restricted cash at beginning of period	507.9	679.4
Cash, cash equivalents, and restricted cash at end of period	$452.1	$500.1
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$443.5	$482.9
Restricted cash, current (Other current assets)	8.6	8.6
Restricted cash, noncurrent (Other assets)	—	8.6
Total cash, cash equivalents, and restricted cash	$452.1	$500.1
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(Unaudited)
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at March 31, 2023	$181.4	$2,049.0	$8,824.2	$(796.1)	$(7,103.0)	$3,155.5	$280.0	$3,435.5
Net income (loss)	—	—	400.2	—	—	400.2	(1.5)	398.7
Other comprehensive income	—	—	—	70.6	—	70.6	0.5	71.1
Common stock issued (including share-based compensation impact)	—	29.2	—	—	22.2	51.4	—	51.4
Share repurchases	—	—	—	—	(62.3)	(62.3)	—	(62.3)
Cash dividends declared (1)	—	—	(272.2)	—	—	(272.2)	—	(272.2)
Balance at June 30, 2023	$181.4	$2,078.2	$8,952.2	$(725.5)	$(7,143.1)	$3,343.2	$279.0	$3,622.2

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at March 31, 2022	$181.4	$1,967.3	$8,035.1	$(833.1)	$(6,718.5)	$2,632.2	$297.7	$2,929.9
Net income (loss)	—	—	297.9	—	—	297.9	(3.1)	294.8
Other comprehensive loss	—	—	—	(124.4)	—	(124.4)	(0.2)	(124.6)
Common stock issued (including share-based compensation impact)	—	18.6	—	—	3.2	21.8	—	21.8
Share repurchases	—	—	—	—	(176.1)	(176.1)	—	(176.1)
Cash dividends declared (1)	—	—	(260.2)	—	—	(260.2)	—	(260.2)
Balance at June 30, 2022	$181.4	$1,985.9	$8,072.8	$(957.5)	$(6,891.4)	$2,391.2	$294.4	$2,685.6
(1) Cash dividends were $2.36 per share and $2.24 per share in the three months ended June 30, 2023 and 2022, respectively.

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2022	$181.4	$2,007.1	$8,411.8	$(917.5)	$(6,957.2)	$2,725.6	$291.1	$3,016.7
Net income (loss)	—	—	1,084.5	—	—	1,084.5	(12.2)	1,072.3
Other comprehensive income	—	—	—	192.0	—	192.0	0.1	192.1
Common stock issued (including share-based compensation impact)	—	71.1	—	—	70.9	142.0	—	142.0
Share repurchases	—	—	—	—	(256.8)	(256.8)	—	(256.8)
Cash dividends declared (1)	—	—	(544.1)	—	—	(544.1)	—	(544.1)
Balance at June 30, 2023	$181.4	$2,078.2	$8,952.2	$(725.5)	$(7,143.1)	$3,343.2	$279.0	$3,622.2

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2021	$181.4	$1,933.6	$8,000.4	$(1,017.1)	$(6,708.7)	$2,389.6	$304.5	$2,694.1
Net income (loss)	—	—	593.3	—	—	593.3	(10.2)	583.1
Other comprehensive income	—	—	—	59.6	—	59.6	0.1	59.7
Common stock issued (including share-based compensation impact)	—	52.3	—	—	42.8	95.1	—	95.1
Share repurchases	—	—	—	—	(225.5)	(225.5)	—	(225.5)
Cash dividends declared (1)	—	—	(520.9)	—	—	(520.9)	—	(520.9)
Balance at June 30, 2022	$181.4	$1,985.9	$8,072.8	$(957.5)	$(6,891.4)	$2,391.2	$294.4	$2,685.6
(1) Cash dividends were $4.72 per share and $4.48 per share in the nine months ended June 30, 2023 and 2022, respectively.
See Notes to Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. ("Rockwell Automation" or "the Company"), the unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. The results of operations for the three and nine months ended June 30, 2023, are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter, unless otherwise stated.
Receivables
We record an allowance for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are recorded net of an allowance for doubtful accounts of $17.4 million at June 30, 2023, and $13.1 million at September 30, 2022. In addition, receivables are recorded net of an allowance for certain customer returns, rebates, and incentives of $14.6 million at June 30, 2023, and $13.9 million at September 30, 2022. The changes to our allowance for doubtful accounts during the three and nine months ended June 30, 2023 and 2022, were not material and primarily consisted of current-period provisions, write-offs charged against the allowance, recoveries collected, and foreign currency translation.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to Rockwell Automation, Inc.	$400.2	$297.9	$1,084.5	$593.3
Less: Allocation to participating securities	(1.7)	(1.0)	(4.6)	(1.9)
Net income available to common shareowners	$398.5	$296.9	$1,079.9	$591.4
Basic weighted average outstanding shares	114.8	116.0	114.8	116.1
Effect of dilutive securities
Stock options	0.7	0.5	0.7	0.8
Performance shares	0.1	—	0.1	—
Diluted weighted average outstanding shares	115.6	116.5	115.6	116.9
Earnings per share:
Basic	$3.47	$2.56	$9.41	$5.10
Diluted	$3.45	$2.55	$9.34	$5.06
For the three and nine months ended June 30, 2023, there were 0.4 million and 0.5 million shares, respectively, related to share-based compensation awards that were excluded from the diluted EPS calculation because they were antidilutive. For the three and nine months ended June 30, 2022, there were 0.6 million and 0.4 million shares, respectively, related to share-based compensation awards that were excluded from the diluted EPS calculation because they were antidilutive.
Non-Cash Investing and Financing Activities
Capital expenditures of $42.5 million and $15.5 million were accrued within Accounts payable and Other current liabilities at June 30, 2023 and 2022, respectively. At June 30, 2023 and 2022, respectively, there were $0.8 million and $8.8 million of outstanding common stock share repurchases recorded in Accounts payable that did not settle until the next quarter. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Consolidated Statement of Cash Flows.

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
Recently Issued Accounting Pronouncements
In September 2022, the FASB issued a new standard, which requires the buyer in a supplier finance program to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. We will expand our disclosures when we adopt this standard in the first quarter of 2024.
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
Unfulfilled Performance Obligations
As of June 30, 2023, we expect to recognize approximately $1,126 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $716 million from our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of June 30, 2023.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Disaggregation of Revenue
The following tables present our revenue disaggregation by geographic region for our three operating segments (in millions). We attribute sales to the geographic regions based on the country of destination.

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	Intelligent Devices	Software & Control	Lifecycle Services	Total	Intelligent Devices	Software & Control	Lifecycle Services	Total
North America	$548.5	$460.9	$251.5	$1,260.9	$549.6	$437.8	$252.5	$1,239.9
Europe, Middle East and Africa	220.4	137.3	136.7	494.4	162.5	72.3	117.8	352.6
Asia Pacific	133.7	113.6	96.2	343.5	106.4	61.3	79.1	246.8
Latin America	65.5	38.8	35.6	139.9	59.8	35.5	34.1	129.4
Total Company Sales	$968.1	$750.6	$520.0	$2,238.7	$878.3	$606.9	$483.5	$1,968.7

	Nine Months Ended June 30, 2023				Nine Months Ended June 30, 2022
	Intelligent Devices	Software & Control	Lifecycle Services	Total	Intelligent Devices	Software & Control	Lifecycle Services	Total
North America	$1,714.6	$1,297.0	$738.8	$3,750.4	$1,604.4	$1,104.9	$702.9	$3,412.2
Europe, Middle East and Africa	608.2	371.7	373.8	1,353.7	467.7	246.1	342.4	1,056.2
Asia Pacific	401.7	281.6	290.9	974.2	334.3	213.1	244.5	791.9
Latin America	203.0	114.7	99.1	416.8	180.8	91.6	101.4	373.8
Total Company Sales	$2,927.5	$2,065.0	$1,502.6	$6,495.1	$2,587.2	$1,655.7	$1,391.2	$5,634.1
Contract Liabilities
Contract liabilities primarily relate to consideration received in advance of performance under the contract.
Below is a summary of our Contract liabilities balance, the portion not expected to be recognized within twelve months is included within Other liabilities in the Consolidated Balance Sheet (in millions):

	June 30, 2023	June 30, 2022
Balance as of beginning of year	$541.3	$462.5
Balance as of end of period	672.5	549.5
The most significant changes in our Contract liabilities balance during both the nine months ended June 30, 2023 and 2022, were due to amounts billed, partially offset by revenue recognized on amounts billed during the period and revenue recognized that was included in the Contract liabilities balance at the beginning of the period.
In the nine months ended June 30, 2023, we recognized revenue of approximately $362.7 million that was included in the Contract liabilities balance at September 30, 2022. In the nine months ended June 30, 2022, we recognized revenue of approximately $296.8 million that was included in the Contract liabilities balance at September 30, 2021. We did not have a material amount of revenue recognized in the nine months ended June 30, 2023 and 2022, from performance obligations satisfied or partially satisfied in previous periods.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3. Share-Based Compensation
We recognized $23.4 million and $65.0 million of pre-tax share-based compensation expense during the three and nine months ended June 30, 2023, respectively. We recognized $17.6 million and $48.8 million of pre-tax share-based compensation expense during the three and nine months ended June 30, 2022, respectively. Our annual grant of share-based compensation takes place during first quarter of each year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Nine Months Ended June 30,
	2023		2022
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	233	$77.62	164	$87.68
Performance shares	66	340.77	37	481.28
Restricted stock and restricted stock units	236	262.24	214	307.31
Unrestricted stock	7	261.72	3	345.00
4. Inventories
Inventories consist of (in millions):

	June 30, 2023	September 30, 2022
Finished goods	$507.5	$325.0
Work in process	373.8	317.3
Raw materials	553.9	411.9
Inventories	$1,435.2	$1,054.2
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

Purchase Price Allocation
Receivables	$20.2
Inventories	17.7
Property	27.5
Goodwill	66.3
Other intangible assets	36.4
All other assets	9.2
Total assets acquired	177.3
Less: Total liabilities assumed	(43.5)
Net assets acquired, excluding cash	$133.8

Purchase Consideration
Total purchase consideration, net of cash acquired	$133.8
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
In February 2023, we acquired Knowledge Lens, a services and solutions provider headquartered in Bengaluru, India. We recorded assets acquired and liabilities assumed in connection with this acquisition based on their estimated fair values as of the acquisition date of February 28, 2023. The preliminary aggregate purchase price allocation is as follows (in millions):

Purchase Price Allocation
Receivables	$3.6
Goodwill	35.2
Other intangible assets	17.7
All other assets	3.5
Total assets acquired	60.0
Less: Total liabilities assumed	(8.0)
Net assets acquired, excluding cash	$52.0

Purchase Consideration
Total purchase consideration, net of cash acquired	$52.0
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
Pro forma consolidated sales for the three and nine months ended June 30, 2023, were $2.2 billion and $6.5 billion, respectively, and the impact on earnings was not material. Pro forma consolidated sales for the three and nine months ended June 30, 2022, were $2.0 billion and $5.7 billion, respectively, and the impact on earnings was not material. The preceding pro forma consolidated financial results of operations are as if the preceding 2023 and 2022 acquisitions occurred on October 1, 2021. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the transaction occurred as of that time.
Total sales from all of the above 2023 acquisitions in the three and nine months ended June 30, 2023, were $23.8 million and $59.4 million, respectively. Total sales from all of the above 2022 acquisitions in the three and nine months ended June 30, 2022, were not material. Total acquisition-related costs from all of the above 2023 and 2022 acquisitions in the three and nine months ended June 30, 2023 and 2022, were not material.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
6. Goodwill and Other Intangible Assets
Changes in the carrying amount of Goodwill for the nine months ended June 30, 2023, were (in millions):

	Intelligent Devices	Software & Control	Lifecycle Services	Total
Balance as of September 30, 2022	$503.0	$2,398.7	$622.3	$3,524.0
Acquisition of businesses	66.3	—	35.2	101.5
Translation and other	26.9	31.6	16.9	75.4
Balance as of June 30, 2023	$596.2	$2,430.3	$674.4	$3,700.9
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
Other intangible assets consist of (in millions):

	June 30, 2023
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$101.1	$65.7	$35.4
Customer relationships	614.2	136.7	477.5
Technology	426.1	160.3	265.8
Trademarks	87.1	27.0	60.1
Other	6.8	6.2	0.6
Total amortized intangible assets	1,235.3	395.9	839.4
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Other intangible assets	$1,279.0	$395.9	$883.1

	September 30, 2022
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$97.6	$57.9	$39.7
Customer relationships	582.7	107.2	475.5
Technology	410.8	119.3	291.5
Trademarks	70.4	19.4	51.0
Other	6.4	5.8	0.6
Total amortized intangible assets	1,167.9	309.6	858.3
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Other intangible assets	$1,211.6	$309.6	$902.0
Estimated total amortization expense for all amortized intangible assets is $115.4 million in 2023, $113.7 million in 2024, $110.5 million in 2025, $109.3 million in 2026, and $102.3 million in 2027.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7. Short-Term and Long-Term Debt
Our Short-term debt as of June 30, 2023, and September 30, 2022, includes commercial paper borrowings of $183.0 million and $317.0 million, respectively, with weighted average interest rates of 5.10 percent and 3.03 percent, respectively, and weighted average maturity periods of 9 days and 22 days, respectively. In December 2022, Sensia entered into an unsecured $75.0 million line of credit. As of June 30, 2023, included in Short-term debt was $65.0 million borrowed against the line of credit with an interest rate of 6.14 percent. Also included in Short-term debt as of June 30, 2023, and September 30, 2022, is $23.5 million and $42.3 million, respectively, of interest-bearing loans from Schlumberger (SLB) to Sensia due December 29, 2023.
The following table presents the carrying amounts and estimated fair values of Long-term debt in the Consolidated Balance Sheet (in millions):

	June 30, 2023		September 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$608.3	$605.0	$609.1	$589.1
Long-term debt	2,866.9	2,585.8	2,867.8	2,485.4
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
8. Other Current Liabilities
Other current liabilities consist of (in millions):

	June 30, 2023	September 30, 2022
Unrealized losses on foreign exchange contracts	$22.0	$31.2
Product warranty obligations	17.0	16.5
Taxes other than income taxes	54.0	65.6
Accrued interest	39.8	18.1
Dividends payable	137.0	0.6
Income taxes payable	130.0	81.1
Operating lease liabilities	83.2	83.3
Other	94.1	106.6
Other current liabilities	$577.1	$403.0
9. Investments
Our investments consist of (in millions):

	June 30, 2023	September 30, 2022
Fixed income securities	$0.6	$12.6
Equity securities (level 1)	863.9	928.8
Equity securities (other)	81.4	76.4
Other	56.7	50.8
Total investments	1,002.6	1,068.6
Less: Short-term investments (1)	(0.6)	(12.6)
Long-term investments	$1,002.0	$1,056.0
(1) Short-term investments are included in Other current assets in the Consolidated Balance Sheet.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Equity Securities
Equity securities (level 1) consist of 6,070,905 and 8,879,717 shares of PTC Inc. ("PTC") common stock (the "PTC Shares") at June 30, 2023, and September 30, 2022, respectively. The PTC Shares are classified as level 1 in the fair value hierarchy, as described below, and are recognized at fair value in the Consolidated Balance Sheet using the most recent closing price of PTC common stock quoted on Nasdaq.
Equity securities (other) consist of various securities that do not have a readily determinable fair value, which we account for using the measurement alternative under U.S. GAAP. These securities are recorded at the investment cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer in the Consolidated Balance Sheet. Observable price changes are classified as level 2 in the fair value hierarchy, as described below. The carrying values at June 30, 2023, and September 30, 2022, include cumulative upward adjustments from observed price changes of $17.2 million.
We record gains and losses on investments within the Change in fair value of investments line in the Consolidated Statement of Operations. The gains and losses on investments we recorded for the following periods were (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net gain (loss) on equity securities (level 1)	$86.4	$(8.4)	$290.4	$(136.0)
Net gain on equity securities (other)	—	3.2	—	11.9
Equity method loss on Other investments	(0.7)	—	(1.1)	(14.2)
Change in fair value of investments	85.7	(5.2)	289.3	(138.3)

Total net realized gain on equity securities	36.9	12.7	89.8	12.9
Total net unrealized gain (loss) on equity securities	$49.5	$(17.9)	$200.6	$(137.0)
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
10. Retirement Benefits
The components of net periodic pension and postretirement benefit cost were (in millions):

	Pension Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Service cost	$9.4	$15.4	$30.6	$56.1
Interest cost	35.3	34.5	114.0	99.3
Expected return on plan assets	(44.0)	(56.4)	(147.0)	(175.1)
Amortization of prior service cost	0.1	—	0.1	0.8
Amortization of net actuarial loss (gain)	0.2	10.4	(1.8)	55.0
Settlement and curtailment charges (benefit)	2.2	(0.7)	120.1	24.2
Net periodic pension benefit cost	$3.2	$3.2	$116.0	$60.3

	Other Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Service cost	$0.2	$0.2	$0.4	$0.6
Interest cost	0.6	0.3	1.7	0.9
Amortization of prior service credit	—	(0.2)	—	(0.6)
Amortization of net actuarial loss	0.1	0.2	0.4	0.5
Net periodic postretirement benefit cost	$0.9	$0.5	$2.5	$1.4
The service cost component is included in Cost of sales and Selling, general and administrative expenses in the Consolidated Statement of Operations. All other components are included in Other income (expense) in the Consolidated Statement of Operations.
In March and June 2023, we remeasured our U.S. pension plan assets and liabilities in accordance with U.S. GAAP settlement accounting rules. For the three and nine months ended June 30, 2023, we recognized settlement expense of $2.2 million and $120.1 million, respectively. Settlement accounting was required due to the amount of lump-sum payments made by the U.S. pension plan to retirees, current employees electing an in-service distribution, and other separated employees. Remeasurement of our U.S. pension plan assets and liabilities increased our net benefit obligation by $25.3 million in 2023. The discount rate used for the remeasurement as of June 30, 2023, was 5.45 percent compared to 5.65 percent at our September 30, 2022, annual measurement date.
11. Other Income (Expense)
The components of Other income (expense) were (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Interest income	$1.5	$0.6	$4.1	$1.6
Royalty income	3.4	3.1	9.3	8.6
Legacy product liability and environmental (charges) benefit	(4.8)	0.8	(10.7)	(6.6)
Non-operating pension and postretirement credit (cost)	5.5	11.9	(87.5)	(5.0)
Other	0.9	3.4	1.5	0.4
Other income (expense)	$6.5	$19.8	$(83.3)	$(1.0)

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
12. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss attributable to Rockwell Automation by component for the following periods were (in millions):

Three Months Ended June 30, 2023	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of March 31, 2023	$(417.2)	$(353.4)	$(25.5)	$(796.1)
Other comprehensive income (loss) before reclassifications	38.6	35.6	(0.4)	73.8
Amounts reclassified from accumulated other comprehensive loss	2.1	—	(5.3)	(3.2)
Other comprehensive income (loss)	40.7	35.6	(5.7)	70.6
Balance as of June 30, 2023	$(376.5)	$(317.8)	$(31.2)	$(725.5)

Nine Months Ended June 30, 2023	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2022	$(447.8)	$(465.0)	$(4.7)	$(917.5)
Other comprehensive (loss) income before reclassifications	(18.8)	147.2	(6.3)	122.1
Amounts reclassified from accumulated other comprehensive loss	90.1	—	(20.2)	69.9
Other comprehensive income (loss)	71.3	147.2	(26.5)	192.0
Balance as of June 30, 2023	$(376.5)	$(317.8)	$(31.2)	$(725.5)

Three Months Ended June 30, 2022	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of March 31, 2022	$(489.8)	$(309.7)	$(33.6)	$(833.1)
Other comprehensive (loss) income before reclassifications	(81.0)	(61.7)	15.5	(127.2)
Amounts reclassified from accumulated other comprehensive loss	8.0	—	(5.2)	2.8
Other comprehensive (loss) income	(73.0)	(61.7)	10.3	(124.4)
Balance as of June 30, 2022	$(562.8)	$(371.4)	$(23.3)	$(957.5)

Nine Months Ended June 30, 2022	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance at September 30, 2021	$(694.1)	$(280.1)	$(42.9)	$(1,017.1)
Other comprehensive income (loss) before reclassifications	70.7	(91.3)	24.2	3.6
Amounts reclassified from accumulated other comprehensive loss	60.6	—	(4.6)	56.0
Other comprehensive income (loss)	131.3	(91.3)	19.6	59.6
Balance as of June 30, 2022	$(562.8)	$(371.4)	$(23.3)	$(957.5)

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The reclassifications out of Accumulated other comprehensive loss in the Consolidated Statement of Operations were (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,		Affected Line in the Consolidated Statement of Operations
	2023	2022	2023	2022
Pension and other postretirement benefit plan adjustments (1)
Amortization of prior service cost (credit)	$0.1	$(0.2)	$0.1	$0.2	Other income (expense)
Amortization of net actuarial loss (gain)	0.3	10.6	(1.4)	55.5	Other income (expense)
Settlement and curtailment charges (benefit)	2.2	(0.7)	120.1	24.2	Other income (expense)
	2.6	9.7	118.8	79.9	Income before income taxes
	(0.5)	(1.7)	(28.7)	(19.3)	Income tax provision
	$2.1	$8.0	$90.1	$60.6	Net income attributable to Rockwell Automation, Inc.

Net unrealized (gains) losses on cash flow hedges
Forward exchange contracts	$(1.9)	$(0.5)	$(4.6)	$(0.2)	Sales
Forward exchange contracts	(6.3)	(7.9)	(25.7)	(9.5)	Cost of sales
Forward exchange contracts	—	0.3	(0.1)	0.4	Selling, general and administrative expenses
Treasury locks related to 2019 and 2021 debt issuances	0.9	0.9	2.7	2.7	Interest expense
	(7.3)	(7.2)	(27.7)	(6.6)	Income before income taxes
	2.0	2.0	7.5	2.0	Income tax provision
	$(5.3)	$(5.2)	$(20.2)	$(4.6)	Net income attributable to Rockwell Automation, Inc.
Total reclassifications	$(3.2)	$2.8	$69.9	$56.0	Net income attributable to Rockwell Automation, Inc.
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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale and at times in other contracts with third parties. As of June 30, 2023, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition, or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition, or results of operations in a particular period.

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
The effective tax rate was 15.5 percent and 16.9 percent in the three and nine months ended June 30, 2023, respectively, compared to 14.4 percent and 12.7 percent in the three and nine months ended June 30, 2022, respectively. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the three and nine months ended June 30, 2023, primarily due to non-U.S. tax rates and other discrete benefits. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the three and nine months ended June 30, 2022, primarily due to non-U.S. tax rates and other discrete benefits.
An income tax liability of $175.3 million and $233.7 million related to the U.S. transition tax under the Tax Cuts and Jobs Act of 2017 (the "Tax Act") that is payable greater than 12 months after June 30, 2023, and September 30, 2022, is recorded in Other liabilities in the Consolidated Balance Sheet.
Unrecognized Tax Benefits
The amount of gross unrecognized tax benefits was $7.9 million and $3.9 million at June 30, 2023, and September 30, 2022, respectively, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $0.9 million and $1.4 million at June 30, 2023, and September 30, 2022, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
15. Business Segment Information
Sales and operating results of our reportable segments were (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Sales
Intelligent Devices	$968.1	$878.3	$2,927.5	$2,587.2
Software & Control	750.6	606.9	2,065.0	1,655.7
Lifecycle Services	520.0	483.5	1,502.6	1,391.2
Total	$2,238.7	$1,968.7	$6,495.1	$5,634.1
Segment operating earnings
Intelligent Devices	$163.1	$173.2	$579.4	$504.4
Software & Control	261.5	190.6	678.1	439.7
Lifecycle Services	48.4	45.4	100.6	103.6
Total	473.0	409.2	1,358.1	1,047.7
Purchase accounting depreciation and amortization	(27.2)	(25.9)	(79.8)	(78.1)
Corporate and other	(32.3)	(15.6)	(88.8)	(69.6)
Non-operating pension and postretirement credit (cost)	5.5	11.9	(87.5)	(5.0)
Change in fair value of investments	85.7	(5.2)	289.3	(138.3)
Interest expense, net	(32.9)	(30.2)	(100.2)	(88.9)
Income before income taxes	$471.8	$344.2	$1,291.1	$667.8
Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before purchase accounting depreciation and amortization, corporate and other, non-operating pension and postretirement benefit credit (cost), change in fair value of investments, interest expense, net, and income tax provision. Depending on the product, intersegment sales within a single legal entity are either at cost or cost plus a mark-up, which does not necessarily represent a market price. Sales between legal entities are at an appropriate transfer price. We allocate costs related to shared segment operating activities to the segments consistent with the methodology used by management to assess segment performance.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the "Company") as of June 30, 2023, the related consolidated statements of operations, comprehensive income, and shareowners’ equity for the three-month and nine-month periods ended June 30, 2023 and 2022, and of cash flows for the nine-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2022, and the related consolidated statements of operations, comprehensive income, cash flows, and shareowners’ equity for the year then ended (not presented herein); and in our report dated November 8, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
August 1, 2023

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

U.S. Economic Trends
In the third quarter of 2023, sales in the U.S. accounted for over half of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:
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
The table below depicts trends in these indicators since the quarter ended September 2021. These figures are as of August 1, 2023, and are subject to revision by the issuing organizations. The IP Index decreased in two of the three months of the third quarter of 2023 but the quarter as a whole was up slightly versus the second quarter of 2023. Manufacturing PMI results continued to be soft in the third quarter of 2023. The Manufacturing PMI reading in the month of June was the lowest of the quarter and was the eighth consecutive month below 50.

	IP Index	PMI
2023 quarter ended:
June 2023	99.9	46.0
March 2023	99.5	46.3
December 2022	99.6	48.4
2022 quarter ended:
September 2022	100.4	50.9
June 2022	100.4	53.0
March 2022	99.7	57.0
December 2021	99.0	58.8
2021 quarter ended:
September 2021	97.8	60.5
Inflation in the U.S. has also had an impact on our input costs and pricing. We used the Producer Price Index (PPI), published by the Bureau of Labor Statistics, which measures the average change over time in the selling prices received by domestic producers for their output. PPI for June 30, 2023, March 31, 2023, December 31, 2022, September 30, 2022, June 30, 2022, March 31, 2022, and December 31, 2021, increased 0.1 percent, 2.7 percent, 6.4 percent, 8.5 percent, 11.2 percent, 11.7 percent, and 10.0 percent, respectively, compared to the same period of the prior year. These figures are as of August 1, 2023, and are subject to revision by the issuing organization. Producer prices remain elevated, however, year over year increases continued to decelerate following last years' surge in prices.
Non-U.S. Economic Trends
In the third quarter of 2023, sales to customers outside the U.S. accounted for less than half of our total sales. These customers include both indigenous companies and multinational companies with a global presence. In addition to the global factors previously mentioned in the Overview section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure, and expanding consumer markets. We use changes in key countries' gross domestic product (GDP), IP, and PMI as indicators of the growth opportunities in each region where we do business.
Industrial output outside the U.S. was mixed in the third quarter of 2023 after broad growth in the second quarter of 2023. PMI readings were mostly lower in the third quarter of 2023 and readings for many countries ended the quarter below 50.

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
We believe these and other actions we are taking will enable us to normalize our product lead times and reduce our backlog.
During the third quarter of 2023, we made a change in our U.S. distribution center that added capacity to support higher revenue. This transition impacted the timing of shipments within the second half of 2023, however, will provide flexibility and scale to support future growth.
Outlook
The table below provides guidance for sales growth and earnings per share for 2023 as of August 1, 2023. Our updated guidance reflects our performance to date and assumes continued supply chain improvement.

Sales Growth Guidance		EPS Guidance
Reported sales growth	14.0% - 16.0%	Diluted EPS	$12.46 - $12.86
Organic sales growth (1)	14.0% - 16.0%	Adjusted EPS (1)	$11.70 - $12.10
Inorganic sales growth	~1.0%
Currency translation	~(1.0)%
(1) Organic sales growth and adjusted EPS are non-GAAP measures. See Supplemental Sales Information and Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation for more information on these non-GAAP measures.

Summary of Results of Operations
The following table reflects our sales and operating results (in millions, except per share amounts and percentages):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Sales
Intelligent Devices (a)	$968.1	$878.3	$2,927.5	$2,587.2
Software & Control (b)	750.6	606.9	2,065.0	1,655.7
Lifecycle Services (c)	520.0	483.5	1,502.6	1,391.2
Total sales (d)	$2,238.7	$1,968.7	$6,495.1	$5,634.1
Segment operating earnings (1)
Intelligent Devices (e)	$163.1	$173.2	$579.4	$504.4
Software & Control (f)	261.5	190.6	678.1	439.7
Lifecycle Services (g)	48.4	45.4	100.6	103.6
Total segment operating earnings (2) (h)	473.0	409.2	1,358.1	1,047.7
Purchase accounting depreciation and amortization	(27.2)	(25.9)	(79.8)	(78.1)
Corporate and other	(32.3)	(15.6)	(88.8)	(69.6)
Non-operating pension and postretirement credit (cost)	5.5	11.9	(87.5)	(5.0)
Change in fair value of investments	85.7	(5.2)	289.3	(138.3)
Interest expense, net	(32.9)	(30.2)	(100.2)	(88.9)
Income before income taxes (i)	471.8	344.2	1,291.1	667.8
Income tax provision	(73.1)	(49.4)	(218.8)	(84.7)
Net income	398.7	294.8	1,072.3	583.1
Net loss attributable to noncontrolling interests	(1.5)	(3.1)	(12.2)	(10.2)
Net income attributable to Rockwell Automation	$400.2	$297.9	$1,084.5	$593.3

Diluted EPS	$3.45	$2.55	$9.34	$5.06

Adjusted EPS (3)	$3.01	$2.66	$8.48	$6.45

Diluted weighted average outstanding shares	115.6	116.5	115.6	116.9

Pre-tax margin (i/d)	21.1%	17.5%	19.9%	11.9%

Intelligent Devices segment operating margin (e/a)	16.8%	19.7%	19.8%	19.5%
Software & Control segment operating margin (f/b)	34.8%	31.4%	32.8%	26.6%
Lifecycle Services segment operating margin (g/c)	9.3%	9.4%	6.7%	7.4%
Total segment operating margin (2) (h/d)	21.1%	20.8%	20.9%	18.6%
(1) See Note 15 in the Consolidated Financial Statements for the definition of segment operating earnings.
(2) Total segment operating earnings and total segment operating margin are non-GAAP financial measures. We exclude purchase accounting depreciation and amortization, corporate and other, non-operating pension and postretirement benefit credit (cost), change in fair value of investments, interest expense, net, and income tax provision because we do not consider these items to be directly related to the operating performance of our segments. We believe total segment operating earnings and total segment operating margin are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our operating segments. Our measures of total segment operating earnings and total segment operating margin may be different from measures used by other companies.
(3) Adjusted EPS is a non-GAAP earnings measure. See Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation for more information on this non-GAAP measure.

Three and Nine Months Ended June 30, 2023, Compared to Three and Nine Months Ended June 30, 2022
Sales
Sales increased 13.7 percent and 15.3 percent year over year in the three and nine months ended June 30, 2023, respectively. Organic sales increased 13.2 percent and 16.6 percent year over year in the three and nine months ended June 30, 2023, respectively. Currency translation decreased sales by 0.7 percentage points and 2.4 percentage points year over year in the three and nine months ended June 30, 2023, respectively. Acquisitions increased sales by 1.2 percentage points and 1.1 percentage points year over year in the three and nine months ended June 30, 2023, respectively. Pricing increased total company sales by approximately 3.0 percentage points and 5.5 percentage points in the three and nine months ended June 30, 2023, respectively, realized in the Intelligent Devices and Software & Control segments.
The tables below present our sales, attributed to the geographic regions based upon country of destination, and the percentage change from the same period a year ago (in millions, except percentages). The results by region and segment were primarily impacted by the composition of backlog versus underlying demand.

		Change vs.	Change in Organic Sales (1) vs.
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Three Months Ended June 30, 2022
North America	$1,260.9	1.7%	1.7%
Europe, Middle East and Africa	494.4	40.2%	33.9%
Asia Pacific	343.5	39.2%	44.4%
Latin America	139.9	8.1%	6.7%
Total Company Sales	$2,238.7	13.7%	13.2%

		Change vs.	Change in Organic Sales (1) vs.
	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2022
North America	$3,750.4	9.9%	10.3%
Europe, Middle East and Africa	1,353.7	28.2%	29.6%
Asia Pacific	974.2	23.0%	30.2%
Latin America	416.8	11.5%	9.7%
Total Company Sales	$6,495.1	15.3%	16.6%
(1) Organic sales and organic sales growth exclude the effect of acquisitions, changes in currency exchange rates, and divestitures. See Supplemental Sales Information for information on these non-GAAP measures.
Corporate and Other
Corporate and other expenses were $32.3 million and $88.8 million in the three and nine months ended June 30, 2023, respectively, compared to $15.6 million and $69.6 million in the three and nine months ended June 30, 2022, respectively. The increase was led by the year over year impact of mark-to-market adjustments related to our deferred and non-qualified compensation plans.
Income before Income Taxes
Income before income taxes was $471.8 million and $1,291.1 million in the three and nine months ended June 30, 2023, respectively, compared to $344.2 million and $667.8 million in the three and nine months ended June 30, 2022, respectively. The increase was primarily due to higher sales and fair value adjustments recognized in 2023 compared to 2022 in connection with our investment in PTC (the "PTC adjustments"). Higher non-operating pension expense partially offset the higher income before income taxes in the nine months ended June 30, 2023.
Total segment operating earnings increased 15.6 percent in the three months ended June 30, 2023, primarily due to higher sales volume, including pricing increases, partially offset by higher investment spend and incentive compensation. Total segment operating earnings increased 29.6 percent in the nine months ended June 30, 2023, primarily due to higher sales volume, including pricing increases, partially offset by higher investment spend, higher incentive compensation, higher input costs, and unfavorable currency impact.

Income Taxes
The effective tax rate for the three months ended June 30, 2023, was 15.5 percent compared to 14.4 percent for the three months ended June 30, 2022. The increase in the effective tax rate was primarily due to lower discrete benefits in the current year. Our adjusted effective tax rate for the three months ended June 30, 2023, was 14.1 percent compared to 14.5 percent for the three months ended June 30, 2022. The decrease in the adjusted effective tax rate was primarily due to non-U.S. tax rates.
The effective tax rate for the nine months ended June 30, 2023, was 16.9 percent compared to 12.7 percent for the nine months ended June 30, 2022. The increase in the effective tax rate was primarily due to the PTC adjustments, non-U.S. tax rates, and lower discrete benefits in the current year. Our adjusted effective tax rate for the nine months ended June 30, 2023, was 16.2 percent compared to 15.2 percent for the nine months ended June 30, 2022. The increase in the adjusted effective tax rate was primarily due to lower discrete benefits in the current year.
Diluted EPS and Adjusted EPS
2023 third quarter Net income attributable to Rockwell Automation was $400.2 million or $3.45 per share, compared to $297.9 million or $2.55 per share in the third quarter of 2022. The increases in Net income attributable to Rockwell Automation and diluted EPS were primarily due to higher sales and pre-tax margin. Pre-tax margin was 21.1 percent in the third quarter of 2023 compared to 17.5 percent in the same period last year. The increase in pre-tax margin was primarily due to higher sales and the PTC adjustments. 2023 third quarter adjusted EPS was $3.01, up 13.2 percent compared to $2.66 in the third quarter of 2022, primarily due to higher sales. Total segment operating margin in the third quarter of 2023 was 21.1 percent compared to 20.8 percent a year ago.
Net income attributable to Rockwell Automation was $1,084.5 million or $9.34 per share in the nine months ended June 30, 2023, compared to $593.3 million or $5.06 per share in the nine months ended June 30, 2022. The increases in Net income attributable to Rockwell Automation and diluted EPS were primarily due to higher sales and pre-tax margin. Pre-tax margin was 19.9 percent in the nine months ended June 30, 2023, compared to 11.9 percent in the same period last year. The increase in pre-tax margin was primarily due to higher sales and the PTC adjustments, partially offset by higher non-operating pension expense. Adjusted EPS was $8.48 in the nine months ended June 30, 2023, up 31.5 percent compared to $6.45 in the nine months ended June 30, 2022. The increase in adjusted EPS was primarily due to higher sales and segment operating margin. Total segment operating margin in the nine months ended June 30, 2023, was 20.9 percent compared to 18.6 percent in the same period a year ago primarily due to higher sales volume, including pricing increases, partially offset by higher investment spend, higher incentive compensation, higher input costs, and unfavorable currency impact.

Intelligent Devices
Sales
Intelligent Devices sales increased 10.2 percent and 13.2 percent year over year in the three and nine months ended June 30, 2023, respectively. Intelligent Devices organic sales increased 8.2 percent and 13.5 percent year over year in the three and nine months ended June 30, 2023, respectively. Currency translation decreased sales by 0.4 percentage points and 2.4 percentage points year over year, in the three and nine months ended June 30, 2023, respectively. The acquisition of CUBIC increased sales by 2.4 percentage points and 2.1 percentage points year over year in the three and nine months ended June 30, 2023, respectively. For the three months ended June 30, 2023, reported and organic sales increased in all regions except for North America. For the nine months ended June 30, 2023, reported and organic sales increased in all regions.
Segment Operating Margin
Intelligent Devices segment operating earnings decreased 5.8 percent year over year in the three months ended June 30, 2023. Segment operating margin decreased to 16.8 percent in the three months ended June 30, 2023, from 19.7 percent in the same period a year ago. The benefit of higher sales, including the impact from price, was more than offset by higher investment spend, unfavorable mix, and higher incentive compensation.
Intelligent Devices segment operating earnings increased 14.9 percent year over year in the nine months ended June 30, 2023. Segment operating margin increased to 19.8 percent in the nine months ended June 30, 2023, from 19.5 percent in the same period a year ago. The increase from the prior year includes higher sales volume, including the impact from price, partially offset by higher investment spend, unfavorable mix, higher incentive compensation, and unfavorable currency impact.
Software & Control
Sales
Software & Control sales increased 23.7 percent and 24.7 percent year over year in the three and nine months ended June 30, 2023, respectively. Software & Control organic sales increased 24.4 percent and 27.2 percent year over year in the three and nine months ended June 30, 2023, respectively. Currency translation decreased sales by 0.7 percentage points and 2.5 percentage points year over year in the three and nine months ended June 30, 2023, respectively. For the three and nine months ended June 30, 2023, reported and organic sales increased in all regions.
Segment Operating Margin
Software & Control segment operating earnings increased 37.2 percent and 54.2 percent year over year in the three and nine months ended June 30, 2023, respectively. Segment operating margin increased to 34.8 percent and 32.8 percent in the three and nine months ended June 30, 2023, respectively, from 31.4 percent and 26.6 percent in the same period a year ago, primarily driven by higher sales volume, including the impact from price, partially offset by higher investment spend.
Lifecycle Services
Sales
Lifecycle Services sales increased 7.5 percent and 8.0 percent year over year in the three and nine months ended June 30, 2023, respectively. Lifecycle Services organic sales increased 8.0 percent and 10.0 percent year over year in the three and nine months ended June 30, 2023, respectively. Currency translation decreased sales by 1.0 percentage points and 2.6 percentage points year over year in the three and nine months ended June 30, 2023, respectively. Acquisitions increased sales by 0.5 percentage points and 0.6 percentage points year over year in the three and nine months ended June 30, 2023, respectively. For the three months ended June 30, 2023, reported and organic sales increased in all regions except for North America. For the nine months ended June 30, 2023, reported and organic sales increased in all regions except for Latin America.
Segment Operating Margin
Lifecycle Services segment operating earnings increased 6.6 percent and decreased 2.9 percent year over year in the three and nine months ended June 30, 2023, respectively. Segment operating margin decreased to 9.3 percent in the three months ended June 30, 2023, from 9.4 percent in the same period a year ago. Segment operating margin decreased to 6.7 percent in the nine months ended June 30, 2023, from 7.4 percent in the same period a year ago, as the benefit of higher sales was more than offset by higher incentive compensation costs and one-time items to expand future profitability.

Supplemental Segment Information
Purchase accounting depreciation and amortization and non-operating pension and postretirement benefit (credit) cost are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Purchase accounting depreciation and amortization
Intelligent Devices	$1.3	$0.5	$3.5	$1.9
Software & Control	17.1	17.3	51.2	51.8
Lifecycle Services	8.5	7.9	24.3	23.7
Non-operating pension and postretirement benefit (credit) cost
Intelligent Devices	$(1.9)	$(4.7)	$23.0	$(1.9)
Software & Control	(1.9)	(4.7)	23.0	(1.9)
Lifecycle Services	(2.7)	(6.3)	30.6	(2.6)

Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation
Adjusted income, adjusted EPS, and adjusted effective tax rate are non-GAAP earnings measures that exclude non-operating pension and postretirement benefit (credit) cost, purchase accounting depreciation and amortization attributable to Rockwell Automation, change in fair value of investments, and Net loss attributable to noncontrolling interests, including their respective tax effects. Non-operating pension and postretirement benefit (credit) cost is defined as all components of our net periodic pension and postretirement benefit cost except for service cost. See Note 10 in the Consolidated Financial Statements for more information on our net periodic pension and postretirement benefit cost.
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
The following are reconciliations of Net income attributable to Rockwell Automation, diluted EPS, and effective tax rate to adjusted income, adjusted EPS, and adjusted effective tax rate, respectively (in millions, except per share amounts and percentages):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to Rockwell Automation	$400.2	$297.9	$1,084.5	$593.3
Non-operating pension and postretirement benefit (credit) cost (1)	(5.5)	(11.9)	87.5	5.0
Tax effect of non-operating pension and postretirement benefit (credit) cost (1)	1.2	3.8	(21.6)	(0.9)
Purchase accounting depreciation and amortization attributable to Rockwell Automation	24.1	22.9	70.7	69.1
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(5.9)	(5.6)	(17.3)	(16.8)
Change in fair value of investments (2)	(85.7)	5.2	(289.3)	138.3
Tax effect of change in fair value of investments (2)	20.7	(1.2)	70.0	(31.1)
Adjusted income	$349.1	$311.1	$984.5	$756.9

Diluted EPS	$3.45	$2.55	$9.34	$5.06
Non-operating pension and postretirement benefit (credit) cost (1)	(0.05)	(0.10)	0.76	0.04
Tax effect of non-operating pension and postretirement benefit (credit) cost (1)	0.01	0.03	(0.19)	(0.01)
Purchase accounting depreciation and amortization attributable to Rockwell Automation	0.21	0.20	0.61	0.59
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(0.05)	(0.05)	(0.15)	(0.14)
Change in fair value of investments (2)	(0.74)	0.04	(2.50)	1.18
Tax effect of change in fair value of investments (2)	0.18	(0.01)	0.61	(0.27)
Adjusted EPS	$3.01	$2.66	$8.48	$6.45

Effective tax rate	15.5%	14.4%	16.9%	12.7%
Tax effect of non-operating pension and postretirement benefit (credit) cost (1)	(0.1)%	(0.7)%	0.5%	—%
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	0.6%	0.6%	0.5%	0.8%
Tax effect of change in fair value of investments (2)	(1.9)%	0.2%	(1.7)%	1.7%
Adjusted effective tax rate	14.1%	14.5%	16.2%	15.2%
(1) Includes settlement and curtailment charges (benefit) of $2.2 million and $120.1 million for the three and nine months ended June 30, 2023, respectively, and $(0.7) million and $24.2 million for the three and nine months ended June 30, 2022, respectively.
(2) Primarily relates to the change in fair value of investment in PTC.

Fiscal 2023 Guidance (4)

Diluted EPS (1)	$12.46 - $12.86
Non-operating pension and postretirement benefit cost (2)	0.68
Tax effect of non-operating pension and postretirement benefit cost (2)	(0.17)
Purchase accounting depreciation and amortization attributable to Rockwell Automation	0.82
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(0.20)
Change in fair value of investments (3)	(2.50)
Tax effect of change in fair value of investments (3)	0.61
Adjusted EPS (1)	$11.70 - $12.10

Effective tax rate	~ 17.5%
Tax effect of non-operating pension and postretirement benefit cost (2)	~ 0.5%
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	~ 0.5%
Tax effect of change in fair value of investments (3)	~ (1.0)%
Adjusted effective tax rate	~ 17.5%
(1) Fiscal 2023 guidance based on adjusted income attributable to Rockwell, which includes an adjustment for SLB's non-controlling interest in Sensia.
(2) Year-to-date pension settlement charges are used for guidance, as estimates of these adjustments on a forward-looking basis are not available due to variability, complexity, and limited visibility of these items.
(3) The actual year-to-date adjustments, which are based on PTC's share price at June 30, 2023, and year-to-date sales of PTC Shares, are used for guidance, as estimates of these adjustments on a forward-looking basis are not available due to variability, complexity, and limited visibility of these items.
(4) Guidance as of August 1, 2023.

Financial Condition
The following is a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Nine Months Ended June 30,
	2023	2022
Cash provided by (used for)
Operating activities	$535.1	$423.7
Investing activities	88.6	(99.2)
Financing activities	(709.2)	(478.5)
Effect of exchange rate changes on cash	29.7	(25.3)
Decrease in cash, cash equivalents, and restricted cash	$(55.8)	$(179.3)
The following table summarizes free cash flow, which is a non-GAAP financial measure (in millions):

	Nine Months Ended June 30,
	2023	2022
Cash provided by operating activities	$535.1	$423.7
Capital expenditures	(97.3)	(100.3)
Free cash flow	$437.8	$323.4
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
Cash provided by operating activities was $535.1 million for the nine months ended June 30, 2023, compared to $423.7 million for the nine months ended June 30, 2022. Free cash flow was $437.8 million for the nine months ended June 30, 2023, compared to $323.4 million for the nine months ended June 30, 2022. The year over year increases in cash provided by operating activities and free cash flow were primarily due to higher pre-tax income in the first nine months of 2023 compared to the first nine months of 2022, partially offset by increases in working capital. Free cash flow for the nine months ended June 30, 2023 and 2022, includes $16.6 million and $0.1 million, respectively, of taxes paid on the realized gain from sales of the PTC Shares.
In December 2021, the Company entered a 10b5-1 plan related to our PTC Shares, pursuant to which a broker makes periodic sales of some of our PTC Shares on behalf of the Company, subject to the terms of the plan. Starting in June 2022, the Company made periodic sales of our PTC Shares in the open market, outside of the parameters of the existing 10b5-1 plan. In December 2022, the original 10b5-1 plan was completed and a new 10b5-1 plan related to our PTC Shares was entered into by the Company. All of our sales of PTC Shares are consistent with the transfer restrictions in the securities purchase agreement, as amended, with PTC. As of June 30, 2023 and 2022, the fiscal year-to-date sales of our PTC shares under our 10b5-1 plan and open market sales resulted in a gross inflow of $355.2 million and $66.0 million, respectively. This excludes any tax liability related to the realized gain on investment. These proceeds, and any proceeds from future sales, will support our future uses of cash.
Our Short-term debt as of June 30, 2023, and September 30, 2022, includes commercial paper borrowings of $183.0 million and $317.0 million, respectively, with weighted average interest rates of 5.10 percent and 3.03 percent, respectively, and weighted average maturity periods of 9 days and 22 days, respectively. In December 2022, Sensia entered into an unsecured $75.0 million line of credit. As of June 30, 2023, included in Short-term debt was $65.0 million borrowed against the line of credit with an interest rate of 6.14 percent. Also included in Short-term debt as of June 30, 2023, and September 30, 2022, is $23.5 million and $42.3 million, respectively, of interest-bearing loans from SLB to Sensia, due December 29, 2023.

We repurchased approximately 1.0 million shares of our common stock under our share repurchase program in the first nine months of 2023. The total cost of these shares was $256.2 million, of which $0.8 million was recorded in Accounts payable at June 30, 2023, related to shares that did not settle until July 2023. At September 30, 2022, there were $1.6 million of outstanding common stock share repurchases recorded in Accounts payable. We repurchased approximately 1.0 million shares of our common stock under our share repurchase program in the first nine months of 2022. The total cost of these shares was $225.5 million, of which $8.8 million was recorded in Accounts payable at June 30, 2022, related to shares that did not settle until July 2022. Our decision to repurchase shares in the remainder of 2023 will depend on business conditions, free cash flow generation, other cash requirements, and stock price. On May 2, 2022, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. At June 30, 2023, we had approximately $995.1 million remaining for share repurchases under our existing board authorization. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.
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
At June 30, 2023, the majority of our Cash and cash equivalents were held by non-U.S. subsidiaries. As a result of the broad changes to the U.S. international tax system under the Tax Act, the Company accounts for taxes on earnings of substantially all of its non-U.S. subsidiaries including both non-U.S. and U.S. taxes. The Company has concluded that earnings of a limited number of its non-U.S. subsidiaries are indefinitely reinvested.
In June 2022, we replaced our former $1.25 billion unsecured revolving credit facility with a new five-year $1.5 billion unsecured revolving credit facility, expiring in June 2027. We can increase the aggregate amount of this credit facility by up to $750.0 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility or the former credit facility during the periods ended June 30, 2023, or September 30, 2022. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
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
Separate short-term unsecured credit facilities of approximately $219.4 million at June 30, 2023, were available to non-U.S. subsidiaries, of which, approximately $32.2 million was committed under letters of credit. Borrowings under our non-U.S. credit facilities at June 30, 2023, and September 30, 2022, were not significant. We were in compliance with all covenants under our credit facilities at June 30, 2023, and September 30, 2022. There are no significant commitment fees or compensating balance requirements under our credit facilities.
The following is a summary of our credit ratings as of June 30, 2023:

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
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings. During the three and nine months ended June 30, 2023, we reclassified $7.3 million and $27.7 million, respectively, in pre-tax net gains related to cash flow hedges from Accumulated other comprehensive loss into the Consolidated Statement of Operations. During the three and nine months ended June 30, 2022, we reclassified $7.2 million and $6.6 million, respectively, in pre-tax net gains related to cash flow hedges from Accumulated other comprehensive loss into the Consolidated Statement of Operations. As of June 30, 2023, we expect that approximately $4.5 million of pre-tax net unrealized gains on cash flow hedges will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended September 30, 2022. We believe that at June 30, 2023, there has been no material change to this information.

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
The following is a reconciliation of reported sales to organic sales by geographic region (in millions):

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
North America	$1,260.9	$4.3	$(4.9)	$1,261.5	$1,239.9
Europe, Middle East and Africa	494.4	15.3	6.8	472.3	352.6
Asia Pacific	343.5	4.2	(17.1)	356.4	246.8
Latin America	139.9	—	1.8	138.1	129.4
Total Company Sales	$2,238.7	$23.8	$(13.4)	$2,228.3	$1,968.7

	Nine Months Ended June 30, 2023				Nine Months Ended June 30, 2022
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
North America	$3,750.4	$8.6	$(20.6)	$3,762.4	$3,412.2
Europe, Middle East and Africa	1,353.7	41.7	(56.7)	1,368.7	1,056.2
Asia Pacific	974.2	12.2	(68.8)	1,030.8	791.9
Latin America	416.8	—	6.8	410.0	373.8
Total Company Sales	$6,495.1	$62.5	$(139.3)	$6,571.9	$5,634.1

The following is a reconciliation of reported sales to organic sales by operating segment (in millions):

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
Intelligent Devices	$968.1	$21.2	$(3.8)	$950.7	$878.3
Software & Control	750.6	—	(4.6)	755.2	606.9
Lifecycle Services	520.0	2.6	(5.0)	522.4	483.5
Total Company Sales	$2,238.7	$23.8	$(13.4)	$2,228.3	$1,968.7

	Nine Months Ended June 30, 2023				Nine Months Ended June 30, 2022
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
Intelligent Devices	$2,927.5	$54.2	$(62.9)	$2,936.2	$2,587.2
Software & Control	2,065.0	—	(41.0)	2,106.0	1,655.7
Lifecycle Services	1,502.6	8.3	(35.4)	1,529.7	1,391.2
Total Company Sales	$6,495.1	$62.5	$(139.3)	$6,571.9	$5,634.1

Critical Accounting Estimates
We have prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended September 30, 2022. We believe that at June 30, 2023, there has been no material change to this information, except as noted below.
Goodwill - Sensia Reporting Unit
The quantitative test of Goodwill for impairment requires us to estimate the fair value of our reporting units. During the second quarter of fiscal 2023, we performed a quantitative impairment test for our Sensia reporting unit. We determined the fair value of the reporting unit under a combination of an income approach derived from discounted cash flows and a market multiples approach using selected comparable public companies.
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
Based on these assumptions and estimates, the fair value of the Sensia reporting unit exceeded its carrying value by approximately 10 percent. We also assessed the changes in events and circumstances subsequent to our annual test and concluded that no triggering events, which would require interim quantitative testing, occurred. Therefore, as of June 30, 2023, we deemed that no impairment existed on $318.2 million of Goodwill allocated to the Sensia reporting unit.
Retirement Benefits - Pension
In June 2023, we remeasured our U.S. pension plan assets and liabilities in accordance with U.S GAAP settlement accounting rules. The discount rate used in the remeasurement was 5.45 percent compared to 5.65 percent at our September 30, 2022, annual measurement date. The 5.45 percent discount rate was set as of a June 30, 2023, measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans. See Note 10 in the Consolidated Financial Statements for additional information regarding the settlement accounting.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 17 in the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended September 30, 2022. We believe that at June 30, 2023, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Consolidated Financial Statements regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to foreign currency risk and interest rate risk is contained in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended September 30, 2022. We believe that at June 30, 2023, there has been no material change to this information.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended September 30, 2022. We believe that at June 30, 2023, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended September 30, 2022. We believe that at June 30, 2023, there has been no material change to this information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1 - 30, 2023	82,169	$277.42	82,169	$1,034,106,108
May 1 - 31, 2023	112,790	272.69	112,432	1,003,447,871
June 1 - 30, 2023	27,168	309.06	27,168	995,051,408
Total	222,127	$278.88	221,769
(1) All of the shares purchased during the quarter ended June 30, 2023, were acquired pursuant to the repurchase program described in (3) below, except for 358 shares that were acquired in May 2023 in connection with stock swap exercises of employee stock options.
(2) Average price paid per share includes brokerage commissions.
(3) On May 2, 2022, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. Our repurchase program allows us to repurchase shares at management’s discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

Item 5. Other Information
During the quarter ended June 30, 2023, the following officers of the Company adopted Rule 10b5-1 trading arrangements that are each intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act, with such details of the arrangements as further follows:
•Matthew Fordenwalt, Senior Vice President Lifecycle Services, adopted a Rule 10b5-1 trading arrangement on May 25, 2023, that will terminate on the earlier of December 31, 2023, or the execution of all trades in the trading arrangement. Mr. Fordenwalt’s trading arrangement covers the sale of the number of shares of the Company’s common stock required to be sold to cover taxes on upcoming restricted stock unit and performance share vests.
•Nicholas Gangestad, Senior Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement on May 30, 2023, that will terminate on the earlier of March 8, 2024, or the execution of all trades in the trading arrangement. Mr. Gangestad’s trading arrangement covers the sale of (i) the number of shares of the Company’s common stock required to be sold to cover taxes on upcoming restricted stock unit vests and (ii) 50% of the shares of the Company’s common stock that remain following the sale to cover taxes on the vesting of 5,309 restricted stock units on March 1, 2024.
•Veena Lakkundi, Senior Vice President Corporate Development and Strategy, adopted a Rule 10b5-1 trading arrangement on May 31, 2023, that will terminate on the earlier of December 31, 2023, or the execution of all trades in the trading arrangement. Ms. Lakkundi’s trading arrangement covers the sale of the number of shares of the Company’s common stock required to be sold to cover taxes on upcoming restricted stock unit vests.
•John Miller, Vice President and Chief Intellectual Property Counsel, adopted a Rule 10b5-1 trading arrangement on May 24, 2023, that will terminate on the earlier of December 31, 2023, or the execution of all trades in the trading arrangement. Mr. Miller’s trading arrangement covers the sale of the number of shares of the Company’s common stock required to be sold to cover taxes on upcoming restricted stock unit and performance share vests.
•Brian Shepherd, Senior Vice President Software and Control, adopted a Rule 10b5-1 trading arrangement on May 24, 2023, that will terminate on the earlier of February 29, 2024, or the execution of all trades in the trading arrangement. Mr. Shepherd’s trading arrangement covers the sale of the number of shares of the Company’s common stock required to be sold to cover taxes on upcoming restricted stock unit vests.
The aggregate number of shares to be sold pursuant to each trading arrangement described above is dependent on the taxes on the applicable restricted stock unit and performance share vests, and, therefore, is indeterminable at this time.
During the quarter ended June 30, 2023, no director or officer of the Company adopted or terminated a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, no director of the Company adopted or terminated a Rule 10b5-1 trading arrangement, and no officer of the Company terminated a Rule 10b5-1 trading arrangement.

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

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	August 1, 2023	By	/s/ NICHOLAS C. GANGESTAD
Nicholas C. Gangestad Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 1, 2023	By	/s/ TERRY L. RIESTERER
Terry L. Riesterer Vice President and Controller (Principal Accounting Officer)