Form 10-K
period 2023-09-30
ROCKWELL AUTOMATION, INC
filed 2023-11-08
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of registrant’s voting stock held by non-affiliates of registrant on March 31, 2023 was approximately $33.7 billion. 114,672,533 shares of registrant’s Common Stock, par value $1 per share, were outstanding on October 31, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 6, 2024, is incorporated by reference into Part III hereof.

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
•the severity and duration of disruptions to our business due to pandemics, natural disasters (including those as a result of climate change), acts of war, strikes, terrorism, social unrest or other causes, liquidity and financial markets, demand for our hardware and software products, solutions, and services, our supply chain, our work force, our liquidity and the value of the assets we own;
•the availability, effectiveness, and security of our information technology systems;
•our ability to attract, develop, and retain qualified employees;
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

Item 1. Business
General
Rockwell Automation, Inc. (Rockwell Automation or the Company) is the world’s largest company dedicated to industrial automation and digital transformation. We understand and simplify our customers’ complex production challenges and deliver the most valued solutions that combine technology and industry expertise. As a result, we make our customers more resilient, agile, and sustainable, creating more ways to win. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for additional information on our business and long-term strategy.
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
Whenever an Item of this Annual Report on Form 10-K refers to information in our Proxy Statement for our Annual Meeting of Shareowners to be held on February 6, 2024 (the Proxy Statement), or to information under specific captions in Item 7. MD&A, or in Item 8. Financial Statements and Supplementary Data (the Consolidated Financial Statements), the information is incorporated in that Item by reference. All date references to years and quarters refer to our fiscal year and quarters, unless otherwise stated.
Operating Segments
We have three operating segments: Intelligent Devices, Software & Control, and Lifecycle Services. The Intelligent Devices segment includes drives, motion, advanced material handling, safety, sensing, industrial components, and configured-to-order products. The Software & Control segment includes control and visualization software and hardware, digital twin, simulation and information software, and network and security infrastructure. The Lifecycle Services segment includes digital consulting, professional services including engineered-to-order solutions, recurring services including cybersecurity, safety, remote monitoring, and asset management, and the Sensia joint venture.
Our operating segments share common sales, supply chain, and functional support organizations and conduct business globally. Major markets served by all segments consist of discrete end markets (e.g., Automotive including Electric Vehicle and Battery, Semiconductor, and e-Commerce & Warehouse Automation), hybrid end markets (e.g., Food & Beverage, Life Sciences, and Tire), and process end markets (e.g., Oil & Gas, Mining, and Chemicals). See Note 19 in the Consolidated Financial Statements for additional information on our operating segments.
Geographic Information
We do business in more than 100 countries around the world. The largest sales outside the United States on a country of destination basis are in China, Canada, Italy, Mexico, the United Kingdom, and Germany. See Item 1A. Risk Factors for a discussion of risks associated with our global operations.
Competition
Our competitors range from large, diversified corporations that may also have business interests outside of industrial automation to smaller companies that offer a limited portfolio of industrial automation products, solutions, and services. Factors that influence our competitive position include the breadth and performance of our product, solution and services portfolio, technology differentiation, industry and application expertise, installed base, partner ecosystem, global presence and price. Major competitors include Siemens AG, ABB Ltd, Schneider Electric SA, Emerson Electric Co., Mitsubishi Electric Corp., Honeywell International Inc., AVEVA Group plc, Dassault Systemes, and Aspen Technology, Inc.

Distribution
See Item 7. MD&A for information on our market access strategy, including distributor concentrations.
Employees
See Item 7. MD&A for information on our employees, including information related to attracting, developing, and retaining highly qualified employees.
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
The Company’s name and its registered trademark “Rockwell Automation®” and other trademarks such as “Allen-Bradley®”, “A-B®”, “PlantPAx® Process Automation System™”, and “Connected Enterprise®” are important to all of our business segments. In addition, we own other important trademarks that we use, such as “ControlLogix®” and “CompactLogix®” for our control systems, “PowerFlex®” for our AC drives, and “Rockwell Software®”, “FactoryTalk®”, “Plex Systems®”, and “Fiix®” for our software and cloud offerings.
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
A team of senior executives prioritizes identified risks and assigns an executive to address each major identified risk area and lead action plans to manage risks. Our Board of Directors provides oversight of the ERM process and reviews significant identified risks. The Audit Committee of the Board of Directors also reviews significant financial risk exposures, and the steps management has taken to monitor and manage them. Our other Board committees also play a role in risk management, as set forth in their respective charters.
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
We are subject to macroeconomic cycles and when recessions occur, we may experience reduced, canceled or delayed orders, payment delays or defaults, supply chain disruptions, or other adverse events as a result of the economic challenges faced by our customers, prospective customers, and suppliers. As our product lead times are stabilizing, orders may decline as our distributor partners and customers work to lower their working capital by reducing inventory levels.
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
As a global company operating in over 100 countries, we face risks related to foreign currency markets. A strengthening U.S. Dollar (USD) may adversely impact our sales and profitability related to business we do outside the U.S. Economic, political, regulatory, and compliance risks, particularly in emerging markets, can restrict our ability to exchange, transact, or pay dividends with foreign currencies we hold.
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

We face the potential harms of natural disasters, including those as a result of climate change, pandemics, acts of war, terrorism, international conflicts, or other disruptions to our operations, the duration and severity of which are highly uncertain and difficult to predict.

Our business depends on the movement of people and goods around the world. Natural disasters (including but not limited to those as a result of climate change), pandemics, acts or threats of war or terrorism, international conflicts, power outages, fires, explosions, equipment failures, sabotage, political instability, and the actions taken by governments could cause damage to or disrupt our business operations, our suppliers or our customers, and could create economic instability. Disruptions to our information technology (IT) infrastructure from system failures, shutdowns, power outages, telecommunication or utility failures, and other events, including disruptions at third-party IT and other service providers, could also interfere with or disrupt our operations. Although it is not possible to predict such events or their consequences, these events could decrease demand for our hardware and software products, solutions, or services, increase our costs, or make it difficult or impossible for us to deliver products, solutions, or services.
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
Any of these uncertainties could adversely affect our profitability and ability to compete. We also maintain several single-source supplier relationships because either alternative sources are not available, or the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. Unavailability of, or delivery delays for, single-source components or products could adversely affect our ability to ship the related products in a timely manner. The effect of unavailability or delivery delays would be more severe if associated with our higher volume and more profitable products. Even where substitute sources of supply are available, qualifying alternative suppliers and establishing reliable supplies could cost more or result in delays and a loss of sales.

Our business success depends on attracting, developing, and retaining highly qualified employees.
Our success depends on the efforts and abilities of our leadership team and employees across the Company. The skills, experience, and industry knowledge of our employees significantly benefit our operations and performance. The market for employees and leaders with certain skills and experiences is very competitive, and difficulty attracting, developing, and retaining members of our leadership team and key employees could have a negative effect on our business, operating results, and financial condition. Maintaining a positive and inclusive culture and work environment, offering attractive compensation, benefits, and development opportunities, and effectively implementing processes and technology that enable our employees to work effectively and efficiently are important to our ability to attract and retain employees.
We sell to customers around the world and are subject to the risks of doing business in many countries.
We do business in more than 100 countries around the world. In addition, our manufacturing operations, suppliers, and employees are located in many places around the world. Less than half of our total sales in 2023 were to customers outside the U.S. The future success of our business depends on growth in our sales in all global markets. Our global operations are subject to numerous financial, legal, and operating risks, such as political and economic instability; prevalence of corruption in certain countries; enforcement of contract and intellectual property rights; and compliance with existing and future laws, regulations, and policies, including those related to exports, imports, tariffs, embargoes and other trade restrictions (including sanctions placed on Russia), investments, taxation, product content and performance, employment, and repatriation of earnings. In addition, we are affected by changes in foreign currency exchange rates, inflation rates, and interest rates. The occurrence or consequences of these risks may make it more difficult to operate our business and may increase our costs, which could decrease our profitability and have an adverse effect on our financial condition.
Failures or security breaches of our products, connected services, manufacturing environment, supply chain, or information and operational technology systems could have an adverse effect on our business.
We rely heavily on technology in our hardware and software products, solutions, and services for our customers’ manufacturing environment, and in our enterprise infrastructure. Despite the implementation of security measures, our systems are vulnerable to unauthorized access by nation states, hackers, cyber-criminals, malicious insiders, and other actors who may engage in fraud, theft of confidential or proprietary information, or sabotage. Our systems could be compromised by malware (including ransomware), cyber-attacks, and other events, ranging from widespread, non-targeted, global cyber threats to targeted advanced persistent threats. Given that our hardware and software products, solutions, and services are used in critical infrastructure, these threats could indicate increased risk for our products, services, solutions, manufacturing, and IT infrastructure. Past global cyber-attacks have also been perpetuated by compromising software updates in widely used software products, increasing the risk that vulnerabilities or malicious content could be inserted into our products. In some cases, malware attacks were spread throughout the supply chain, moving from one company to the next via authorized network connections.
Our hardware and software products, solutions, and services are used by our direct and indirect customers in applications that may be subject to information theft, tampering, sabotage, or cyber-attacks. Careless or malicious actors could cause a customer’s process to be disrupted or could cause equipment to operate in an improper manner that could result in harm to people or property. While we continue to improve the security attributes of our hardware and software products, solutions, and services, we can reduce risk, not eliminate it. To a significant extent, the security of our customers’ systems depends on how those systems are designed, installed, protected, configured, updated, and monitored, and much of this is typically outside our control. In addition, both software and hardware supply chains introduce security vulnerabilities into many products across the industry.
Our business uses technology resources on a dispersed, global basis for a wide variety of functions including development, engineering, manufacturing, sales, accounting, and human resources. Our vendors, partners, employees, and customers have access to, and share, information across multiple locations via various digital technologies. In addition, we rely on partners and vendors, including cloud providers, for a wide range of products and outsourced activities as part of our internal IT infrastructure and our commercial offerings. Secure connectivity is important to these ongoing operations. Also, our partners and vendors frequently have access to our confidential information as well as confidential information about our customers, employees, and others. We design our security architecture to reduce the risk that a compromise of our partners’ infrastructure, for example a cloud platform, could lead to a compromise of our internal systems or customer networks. In addition, our Third-Party Risk Program manages risk posed by our suppliers that have access to our confidential information, systems, or network, but this risk cannot be eliminated and vulnerabilities at third parties could result in unknown risk exposure to our business and information. In addition, cyber security threats may pose a significant risk to our third-party partners and could have a material adverse impact on their businesses, operations, products, and services that we use in our day-to-day operations.

The current cyber threat environment indicates increased risk for all companies, including those in industrial automation and information technology. Like other global companies, we have experienced cyber threats and incidents, although none have been material or had a material adverse effect on our business or financial condition. Our information security efforts, under the leadership of our Chief Information Security Officer and Chief Product Security Officer, with the support of the entire management team, include major programs designed to address security governance and risk, product security, identification and protection of critical assets, insider risk, third-party risk, security awareness, and cyber defense operations. We believe these measures reduce, but cannot eliminate, the risk of a cybersecurity incident. Any significant security incidents could have an adverse impact on sales, harm our reputation, and cause us to incur legal liability and increased costs to address such events and related security concerns.
An inability to respond to changes in customer preferences could result in decreased demand for our products.
Our success depends in part on our ability to anticipate and offer hardware and software products and services that appeal to the changing needs and preferences of our customers in the various markets we serve. Developing new hardware and software products and service offerings requires high levels of innovation, and the development process is often lengthy and costly. If we are not able to anticipate, identify, develop, and market products that respond to changes in customer preferences and emerging technological and broader industry trends, demand for our products could decline.
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
As part of our strategy, we pursue strategic transactions, including acquisitions, joint ventures, investments, and other business opportunities and purchases of technology from third parties. In order to be successful, we must identify attractive transaction opportunities, effectively complete the transaction, and manage post-closing matters, such as integration of the acquired business or technology (including related personnel) and cooperation with our joint venture and other strategic partners. We may not be able to identify, or complete beneficial transaction opportunities given the intense competition for them. Completing these transactions requires favorable environments and we may encounter difficulties in obtaining the necessary regulatory approvals in both domestic and foreign jurisdictions. Even if we successfully identify and complete such transactions, we may not achieve the expected benefits of such transactions and we may not be able to successfully address risks and uncertainties inherent in such transactions, including:

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
In October 2021, the Organization for Economic Cooperation and Development (OECD) and G20 Finance Ministers reached an agreement, known as Base Erosion and Profit Shifting (BEPS) Pillar Two, that, among other things, ensures that income earned in each jurisdiction that a multinational enterprise operates in is subject to a minimum corporate income tax rate of at least 15%. Discussions related to the formal implementation of this agreement, including within the tax law of each member jurisdiction including the United States, are ongoing. Enactment of this regulation in its current form would increase the amount of global corporate income tax paid by the Company.
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

The growing focus on environmental, social, and governance (ESG) factors by investors and other stakeholders and evolving compliance requirements by regulators may impact our business. Failure to comply with ESG reporting requirements, including inaccurate or incomplete disclosures, may lead to regulatory penalties, litigation, and reputational damage. While the Company has adopted certain voluntary targets, environmental laws, regulations, or standards may be changed, accelerated, or adopted and impose significant operational restrictions and compliance requirements upon the Company, its products, or customers, which could negatively impact the Company’s business, capital expenditures, results of operations, and financial condition.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our global headquarters in Milwaukee, Wisconsin, an owned facility, includes product development, sales, marketing, manufacturing, supply chain operations, finance, and other administrative and executive office functions. Most of our other facilities are leased and shared across our three operating segments. At September 30, 2023, the Company had approximately 50 manufacturing and distribution locations worldwide, disbursed evenly across our regions.
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

Item 4. Mine Safety Disclosures
Not applicable.
Item 4A. Information about our Executive Officers
The name, age, office and position held with the Company, and principal occupations and employment during the past five years of each of the executive officers of the Company as of November 1, 2023 are:

Name, Office and Position, and Principal Occupations and Employment	Age
Blake D. Moret — Chairman of the Board since January 1, 2018, and President and Chief Executive Officer since July 1, 2016	60
Robert L. Buttermore — Senior Vice President and Chief Supply Chain Officer since February 13, 2023; previously Vice President and General Manager, Power Control Business (July 2018 - February 2023)	50
Matthew W. Fordenwalt — Senior Vice President, Lifecycle Services since June 1, 2023; previously Vice President and General Manager, Systems and Solutions Business (April 2019 - June 2023), and Senior Director, Global Service Delivery (September 2018 - April 2019)	47
Nicholas C. Gangestad — Senior Vice President and Chief Financial Officer since March 1, 2021; previously Senior Vice President and Chief Financial Officer, 3M Company (consumer goods, health care and worker safety)	59
Scott A. Genereux — Senior Vice President and Chief Revenue Officer since February 1, 2021; previously Executive Vice President of Worldwide Field Operations at Veritas (provider of information management services) (2017-2020)	60
Rebecca W. House — Senior Vice President, Chief People (since July 2020) and Legal Officer and Secretary since January 3, 2017	50
Frank C. Kulaszewicz — Senior Vice President since June 1, 2023; previously Senior Vice President Lifecycle Services (from October 2020 - June 2023) and Senior Vice President	59
Veena M. Lakkundi — Senior Vice President, Strategy and Corporate Development since November 1, 2021; previously Senior Vice President, Strategy & Business Development (2020-2021), Vice President and General Manager, Industrial Adhesives and Tapes Division (2019-2020), and Vice President and Chief Ethics & Compliance Officer, Compliance and Business Conduct, Legal Affairs (2017-2019) at 3M Company (consumer goods, health care and worker safety)	54
John M. Miller — Vice President and Chief Intellectual Property Counsel	56
Tessa M. Myers — Senior Vice President Intelligent Devices since June 6, 2022; previously Vice President and General Manager, Production Operations Management (from April 2021-June 2022), Vice President, Product Management (from October 2020-April 2021), and Regional President, North America	47
Christopher Nardecchia — Senior Vice President and Chief Information Officer	61
Cyril P. Perducat — Senior Vice President (since June 1, 2021) and Chief Technology Officer since July 1, 2021; previously Executive Vice President, Schneider Electric (energy and automation digital solutions)	54
Terry L. Riesterer — Vice President and Controller since November 29, 2019; previously Vice President, Corporate Financial Planning and Analysis and Corporate Development (from August 2016-November 2019)	55
Brian A. Shepherd — Senior Vice President Software and Control since February 1, 2021; previously President, Production Software SFx (2019-2020) and Senior Vice President, Software Solutions (2017-2019) at Hexagon Manufacturing Intelligence (metrology and manufacturing solution specialist)	58
Isaac R. Woods — Vice President and Treasurer since October 1, 2020; previously Director, Finance, Power Control Business (from March 2019-October 2020), and Director, Capital Markets (from January 2017-March 2019)	38
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
Our common stock, $1 par value, is listed on the New York Stock Exchange and trades under the symbol “ROK”. On October 31, 2023, there were 11,960 shareowners of record of our common stock.
Company Purchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1 – 31, 2023	56,822	$336.07	56,822	$975,955,429
August 1 – 31, 2023	82,698	298.05	82,698	951,307,019
September 1 – 30, 2023	37,732	291.47	37,732	940,309,320
Total	177,252	$308.84	177,252
(1) All of the shares purchased during the quarter ended September 30, 2023, were acquired pursuant to the repurchase program described in (3) below.
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
The following line graph compares the cumulative total shareowner return on our common stock against the cumulative total return of the S&P Composite-500 Stock Index (S&P 500 Index) and the S&P 500 Selected GICS groups (Capital Goods, Software & Services, and Technology Hardware & Equipment) for the period of five fiscal years from October 1, 2018, to September 30, 2023, assuming in each case a fixed investment of $100 at the respective closing prices on September 30, 2018, and reinvestment of all dividends.
The cumulative total returns on Rockwell Automation common stock and each index as of September 30, 2018 through 2023 plotted in the above graph are as follows:

	2018	2019	2020	2021	2022	2023
Rockwell Automation (1)	$100.00	$89.94	$122.91	$166.43	$123.89	$167.41
S&P 500 Index	100.00	104.25	120.02	156.01	131.85	160.31
S&P Selected GICS groups	100.00	107.60	148.77	189.73	159.25	207.01
Cash dividends per common share	3.51	3.88	4.08	4.28	4.48	4.72
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
Overview
Rockwell Automation, Inc. is the world’s largest company dedicated to industrial automation and digital transformation. Overall demand for our hardware and software products, solutions, and services is driven by:
•investments in manufacturing, including new facilities or production lines, upgrades, modifications and expansions of existing facilities or production lines;
•investments in basic materials production capacity, which may be related to commodity pricing levels;
•our customers’ needs for faster time to market, agility to address evolving consumer preferences, operational productivity, asset management and reliability, and business resilience, including security and enterprise risk management;
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
Long-term Strategy
Our strategy is to expand human possibility. Our vision is to create the future of industrial operations. As the world’s largest company dedicated to industrial automation and digital transformation, our strategy is to bring the Connected Enterprise® to life. We understand and simplify our customers’ complex production challenges and deliver the most valued solutions that combine technology and industry expertise. As a result, we make our customers more resilient, agile, and sustainable, creating more ways to win. We deliver value by helping our customers optimize production, build resilience, empower people, become more sustainable, and accelerate transformation.
Rockwell Automation stands at the intersection of the technological and societal trends that are shaping the future of industrial operations. We see converging megatrends including digitization and artificial intelligence, energy transition and sustainability, shifting demographics, and an increased need for resiliency.
Our long-term profitable growth framework outlines how we will deliver accelerated growth while we continue to transform our company to meet stakeholder expectations over the longer term:
•achieve faster secular growth in traditional markets due to customer needs for resiliency (including cybersecurity), agility, sustainability, and mitigating impacts of labor shortages;
•grow share and create new ways to win through technology differentiation, industry focus, go to market acceleration, expanded offerings and new markets;
•accelerate growth in annual recurring revenue;
•add 1% growth from acquisitions annually; and
•deliver profitable growth within a disciplined financial framework.

Sustainability
Our 2022 Sustainability Report highlights our sustainability strategy and outcomes. Our sustainability priorities are focused on three outcomes:
•Sustainable Customers - enable our customers to achieve their own sustainability goals, making a positive impact on the world;
•Sustainable Company - create innovative, sustainable products and solutions and foster a culture that empowers employees to operate safely, sustainably, and responsibly; and
•Sustainable Communities - support the communities in which we live and work, having an impact that extends beyond our own organization.
We will meet our customers where they are on their sustainability journey. Whether they are just starting or leading the way, we help them translate insights into impacts across energy, water, and waste. Our technologies provide data transparency across value chains and enable our partners to scale innovative and often industry-first sustainable solutions.
•Energy - contemporary industrial energy management software solutions that put energy data in context to production data, to reduce energy use across the value chain.
•Water - smart water solutions leverage modern software and analytics to improve operations visibility, system reliability, and worker productivity while supporting security needs and meeting regulatory obligations.
•Waste - enabling the circular economy for managing automation assets. Focus on developing solutions to automate industry-specific processes.
Differentiation through Technology Innovation and Domain Expertise
We have an industry leading portfolio of hardware, software, and services to give customers the flexibility to choose on-premises, edge, and cloud-native solutions.
Our integrated control and information architecture, with Logix at its core, is an important differentiator. We are the only automation provider that can support many production disciplines, including discrete, process, batch, safety, security, motion, robotics, and power control, in a single hardware and software environment, helping customers increase the speed of deployment and reduce their total cost of ownership.
Our open architecture and strong partner ecosystem allow customers to work with best-in-class partners across the technology stack and leverage existing infrastructure with new solutions.
Complementing our strong technology differentiation is our own domain expertise. Domain expertise refers to the industry and application knowledge required to deliver solutions and services that support customers through the entire lifecycle of their automation investment. The combination of industry-specific domain expertise of our people with our innovative technologies enables us to help our customers automate and transform their manufacturing processes and solve their business challenges. Our digital services business has a deep understanding of customers’ biggest digital transformation challenges and opportunities for further productivity and growth.
Market Access and Expansion
Over the past decade, our investments in technology and globalization have enabled us to expand our addressed market to over $120 billion. With our focus on innovation and growth, we expect to continue to expand our addressed market over our long-term planning horizon.
In most counties, our direct sales force works with Original Equipment Manufacturers (OEMs), system integrators, technology partners, and end users in conjunction with independent distributors. Approximately 70 percent of our global sales are transacted through independent distributors. Sales to our two largest distributors in 2023, 2022, and 2021, which are attributable to all three segments, were approximately 20 percent of our total sales.
OEMs represent an important growth opportunity. To remain competitive, OEMs need to find the optimal balance of machine cost and performance while reducing their time to market. Our scalable technology, leading design productivity tools, and recent acquisitions in our Intelligent Devices and Software & Control businesses support OEMs in addressing these business needs.
The emerging markets of Asia Pacific and Europe, Middle East, and Africa (EMEA) are projected to be the fastest growing over our long-term planning horizon, due to higher levels of infrastructure investment and the growing middle-class population.

We believe that increased demand for consumer products in these markets will lead to manufacturing investment and provide us with additional growth opportunities in the future.
We have developed a powerful partner ecosystem that acts as an amplifier to our internal capabilities and enables us to serve our customers’ evolving needs around the world.
Acquisitions and Investments
Our acquisition and investment strategy focuses on hardware and software products, solutions, and services that will be catalytic to the organic growth of our core offerings.
Our key priorities for inorganic investments include:
•annual recurring revenue;
•market expansion in Europe and Asia; and
•application-specific differentiated technology in focus industries.
In addition, we make venture investments that enable access to leading-edge and complementary technologies aligned with our strategic priorities, accelerate internal development efforts, reduce time to market, and provide insights into disruptive technologies.
We believe these acquisitions and venture investments will help our served market and deliver value to our customers. See Note 4 in the Consolidated Financial Statements for additional information on our recent acquisitions.
Attracting, Developing, and Retaining Highly Qualified Employees
At Rockwell Automation, we promise to expand human possibility within our company and throughout the world of industrial production, and we work to attract and develop highly engaged people who can and want to do their best work.
Our commitment to diversity, equity, and inclusion starts at the top. Our 11 board members include four female and two African American directors. In fiscal 2021, we hired our first chief diversity officer and made investments to accelerate our efforts to increase diversity, equity, and inclusion across the company.
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

There are several ways in which we attract, develop, and retain highly qualified employees, including:
•We make the safety and health of our employees a top priority. We strive for zero workplace injuries and illnesses and operate in a manner that recognizes safety as fundamental to Rockwell Automation being a great place to work. In fiscal 2023, we achieved 0.27 recordable cases per 100 employees.
•We capture and act upon employee feedback through our annual employee engagement survey. It measures several engagement indicators and drivers and provides an overall employee engagement index (EEI) with external benchmark comparison. The latest survey, conducted in February 2023, showed an EEI of 76, which was eight points higher than the industry norm of 68 for this index. Our global inclusion index score was 81, six points higher than the industry norm of 75.
•We invest in growth and development of our employees. As the pace of change increases, it is important we provide re-skilling and upskilling opportunities for our technical talent, along with soft skills and leadership development for all. We offer a portfolio of all employee, managerial, and leader training that spans on-demand, virtual, and live instructor-led formats. Our programs focus on basic as well as transformational skills. We take pride in our culture and in fiscal 2021 created an opportunity for our employees to participate in team-based culture workshops that have evolved into a standard during new employee onboarding. In fiscal 2023, the majority of our employees completed one or more of our training programs representing over 650,000 learning hours.
•We offer employee assistance and work life benefits to all global employees. Our comprehensive benefits include healthcare benefits, disability and life insurance benefits, paid time off, and leave programs. Rockwell offers plans and resources to help employees meet future savings goals through defined benefit and retirement savings plans. We offer flextime, remote work, and part-time arrangements whenever business conditions permit. We believe that face to face interaction is critical for our culture, innovation, people development, and engagement, and that flexible, virtual work arrangements help employees be more productive and engaged. During fiscal 2022, we launched our Hybrid Workplace Program, which combines the values of both physical workspaces and virtual work options, both of which are important for attracting, retaining, and developing employees and facilitating innovation, engagement, and productivity.
We monitor employee retention and attrition rates by demographic factors including by gender, ethnicity, generation, years of service, career role, region, business, and function. We generally experienced lower attrition rates in fiscal 2023 as compared to fiscal 2022. We believe the decrease is consistent with market trends experienced broadly across labor markets in fiscal 2023. We use attrition rate information to identify and address unfavorable trends to mitigate risk to our business. See Item 1A. Risk Factors for a discussion of risks relating to our inability to attract, develop, and retain highly qualified employees.
At September 30, 2023, our employees, including those employed by consolidated subsidiaries, by region were approximately:

North America	10,000
Europe, Middle East and Africa	5,500
Asia Pacific	7,500
Latin America	6,000
Total employees	29,000
Our employees had the following global gender demographics based on voluntary disclosure:

	September 30, 2023
	Women	Men	Undisclosed
All employees	33%	67%	—%
Individual Contributors	34%	66%	—%
People Managers	27%	73%	—%

Technical Talent	19%	81%	—%

Manufacturing Associates	46%	53%	1%

Our U.S. employees had the following race and ethnicity demographics based on voluntary disclosure:

	September 30, 2023
	Black / African American	Asian	Hispanic / Latinx	White	Multiracial, Native American and Pacific Islander	Undisclosed
All U.S. Employees	8%	11%	5%	70%	2%	4%
Individual Contributors	9%	11%	5%	69%	2%	4%
People Managers	6%	8%	6%	76%	1%	3%

Technical Talent	6%	13%	5%	72%	2%	2%

Manufacturing Associates	19%	15%	4%	50%	2%	10%
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

U.S. Economic Trends
In 2023, sales in the U.S. accounted for over half of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:
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

The table below depicts the trends in these indicators from fiscal 2021 to 2023. These figures are as of November 8, 2023, and are subject to revision by the issuing organizations. The IP Index remains constant in the fourth quarter of fiscal 2023 versus the third quarter of fiscal 2023. Manufacturing PMI results continued to be soft in the fourth quarter of 2023. The Manufacturing PMI reading in the month of September was the highest of the quarter, however it still remains below 50.

	IP Index	PMI
Fiscal 2023 quarter ended:
September 2023	99.6	49.0
June 2023	99.6	46.0
March 2023	99.5	46.3
December 2022	99.6	48.4
Fiscal 2022 quarter ended:
September 2022	102.4	50.9
June 2022	101.9	53.0
March 2022	101.1	57.1
December 2021	100.1	58.8
Fiscal 2021 quarter ended:
September 2021	98.8	60.5
June 2021	97.9	60.9
March 2021	96.7	63.7
December 2020	96.1	60.5
Inflation in the U.S. has also had an impact on our input costs and pricing. We used the Producer Price Index (PPI), published by the Bureau of Labor Statistics, which measures the average change over time in the selling prices received by domestic producers for their output. After observing double-digit PPI growth through most of 2022, we have now observed PPI growth in the low single digits for the last three quarters. Producer prices remain elevated, however, year over year increases continued to decelerate following last years' surge in prices.
Non-U.S. Economic Trends
In 2023, sales to customers outside the U.S. accounted for less than half of our total sales. These customers include both indigenous companies and multinational companies with a global presence. In addition to the global factors previously mentioned in the Overview section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure, and expanding consumer markets. We use changes in key countries' gross domestic product (GDP), IP, and PMI as indicators of the growth opportunities in each region where we do business. Industrial output outside the U.S. was mixed in the fourth quarter of fiscal 2023.

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
•increased costs for commodities and components; and
•delays in delivering, or an inability to deliver, our hardware and software products, solutions, and services.
Our total order backlog consists of (in millions):

	September 30,
	2023	2022
Intelligent Devices	$1,464.1	$2,086.1
Software & Control	897.5	1,456.8
Lifecycle Services	1,747.3	1,654.1
Total Company	$4,108.9	$5,197.0
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
We believe these and other actions we are taking are enabling us to normalize our product lead times and reduce our backlog.

Summary of Results of Operations
The following table reflects our sales and operating results (in millions, except per share amounts and percentages):

	Year Ended September 30,
	2023	2022	2021
Sales
Intelligent Devices (a)	$4,098.2	$3,544.6	$3,311.9
Software & Control (b)	2,886.0	2,312.9	1,947.0
Lifecycle Services (c)	2,073.8	1,902.9	1,738.5
Total sales (d)	$9,058.0	$7,760.4	$6,997.4
Segment operating earnings (1)
Intelligent Devices (e)	$828.2	$717.6	$702.1
Software & Control (f)	953.2	666.7	531.0
Lifecycle Services (g)	148.4	158.3	158.2
Total segment operating earnings (2) (h)	1,929.8	1,542.6	1,391.3
Purchase accounting depreciation and amortization, and impairment	(264.4)	(103.9)	(55.1)
Corporate and other	(127.9)	(104.7)	(120.6)
Non-operating pension and postretirement benefit cost	(82.7)	(4.7)	(63.8)
Change in fair value of investments	279.3	(136.9)	397.4
Legal settlement	—	—	70.0
Interest expense, net	(125.6)	(118.8)	(93.0)
Income before income taxes (i)	1,608.5	1,073.6	1,526.2
Income tax provision	(330.5)	(154.5)	(181.9)
Net income	1,278.0	919.1	1,344.3
Net loss attributable to noncontrolling interests	(109.4)	(13.1)	(13.8)
Net income attributable to Rockwell Automation	$1,387.4	$932.2	$1,358.1

Diluted EPS	$11.95	$7.97	$11.58

Adjusted EPS (3)	$12.12	$9.49	$9.43

Diluted weighted average outstanding shares	115.6	116.7	117.1

Pre-tax margin (i/d)	17.8%	13.8%	21.8%

Intelligent Devices segment operating margin (e/a)	20.2%	20.2%	21.2%
Software & Control segment operating margin (f/b)	33.0%	28.8%	27.3%
Lifecycle Services segment operating margin (g/c)	7.2%	8.3%	9.1%
Total segment operating margin (2) (h/d)	21.3%	19.9%	19.9%
(1) See Note 19 in the Consolidated Financial Statements for the definition of segment operating earnings.
(2) Total segment operating earnings and total segment operating margin are non-GAAP financial measures. We exclude purchase accounting depreciation and amortization, impairment, corporate and other, non-operating pension and postretirement benefit cost, change in fair value of investments, the $70 million legal settlement in fiscal 2021, interest expense, net, and income tax provision because we do not consider these items to be directly related to the operating performance of our segments. We believe total segment operating earnings and total segment operating margin are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our operating segments. Our measures of total segment operating earnings and total segment operating margin may be different from measures used by other companies.
(3) Adjusted EPS is a non-GAAP earnings measure. See Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation for more information on this non-GAAP measure.

2023 Compared to 2022
Sales
Sales in fiscal 2023 increased 16.7 percent compared to 2022. Organic sales increased 16.9 percent. Currency translation decreased sales by 1.4 percentage points. Acquisitions increased sales by 1.2 percentage points. Total and organic annual recurring revenue at September 30, 2023, grew approximately 16 percent compared to September 30, 2022. See Annual Recurring Revenue (ARR) for information on this measure. Pricing increased total company sales by approximately 5.5 percentage points, realized in the Intelligent Devices and Software & Control segments.
The table below presents our sales for the year ended September 30, 2023, attributed to the geographic regions based upon country of destination, and the percentage change from the same period in 2022 (in millions, except percentages). The results by region and segment were primarily impacted by the composition of backlog versus underlying demand.

		Change vs.	Change in Organic Sales (1) vs.
	Year Ended September 30, 2023	Year Ended September 30, 2022	Year Ended September 30, 2022
North America	$5,224.0	10.6%	10.8%
Europe, Middle East and Africa	1,870.6	30.1%	27.9%
Asia Pacific	1,358.0	24.8%	30.5%
Latin America	605.4	18.1%	13.6%
Total Company Sales	$9,058.0	16.7%	16.9%
(1) Organic sales and organic sales growth exclude the effect of acquisitions, changes in currency exchange rates, and divestitures. See Supplemental Sales Information for information on these non-GAAP measures.
Corporate and Other
Corporate and other expenses were $127.9 million in fiscal 2023 compared to $104.7 million in fiscal 2022. The increase was primarily due to the year over year impact of mark-to-market adjustments related to our deferred and non-qualified compensation plans.
Income before Income Taxes
Income before income taxes increased to $1,608.5 million in 2023 from $1,073.6 million in 2022. The increase was primarily due to higher sales and fair value adjustments in connection with our previous investment in PTC (the PTC adjustments), partially offset by a $157.5 million accounting charge for impairment of goodwill for our Sensia joint venture (goodwill impairment) recognized in 2023, compared to 2022. Total segment operating earnings increased to $1,929.8 million from $1,542.6 million in 2022, due to higher sales, partially offset by higher investment spend and higher incentive compensation.
See Critical Accounting Estimates and Note 3 in the Consolidated Financial Statements for further discussion of the goodwill impairment.
Income Taxes
The effective tax rate in 2023 was 20.5 percent compared to 14.4 percent in 2022. The increase in the effective tax rate was primarily due to a valuation allowance established on certain deferred tax assets of our Sensia joint venture and tax effects of the related goodwill impairment, totaling $33.1 million. The Adjusted Effective Tax Rate in 2023 was 16.4 percent compared to 16.0 percent in 2022.
See Note 16 in the Consolidated Financial Statements for a complete reconciliation of the United States statutory tax rate to the effective tax rate and additional information on tax events in 2023 and 2022 affecting each year’s respective tax rates.
Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests was $109.4 million in 2023 compared to $13.1 million in 2022. The increase was driven by $93.3 million of the accounting charge for goodwill impairment and related tax effects including tax asset valuation allowances that is attributable to noncontrolling interests.

Diluted EPS and Adjusted EPS
Fiscal 2023 Net income attributable to Rockwell Automation was $1,387.4 million or $11.95 per share, compared to $932.2 million or $7.97 per share in fiscal 2022. The increases in Net income attributable to Rockwell Automation and diluted EPS were primarily due to higher total segment operating earnings and the PTC adjustments, partially offset by $97.3 million of expense for the goodwill impairment net of its related tax and noncontrolling interest effects. Adjusted EPS was $12.12 in fiscal 2023, up 27.7 percent compared to $9.49 in fiscal 2022, primarily due to higher sales, partially offset by higher investment spend and higher incentive compensation.
Intelligent Devices
Sales
Intelligent Devices sales increased 15.6 percent in 2023 compared to 2022. Organic sales increased 14.6 percent. The effects of currency translation decreased sales by 1.3 percentage points and acquisitions increased sales by 2.3 percentage points. All regions experienced reported and organic sales increases.
Segment Operating Margin
Intelligent Devices segment operating earnings increased 15.4 percent year over year. Segment operating margin was 20.2 percent in 2023, unchanged from a year ago.
Software & Control
Sales
Software & Control sales increased 24.8 percent in 2023 compared to 2022. Organic sales increased 26.1 percent. The effects of currency translation decreased sales by 1.3 percentage points. All regions experienced reported and organic sales increases.
Segment Operating Margin
Software & Control segment operating earnings increased 43.0 percent year over year. Segment operating margin increased to 33.0 percent in 2023 from 28.8 percent in 2022, primarily due to higher sales, partially offset by higher investment spend and higher incentive compensation.
Lifecycle Services
Sales
Lifecycle Services sales increased 9.0 percent in 2023 compared to 2022. Organic sales increased 10.0 percent. The effects of currency translation decreased sales by 1.6 percentage points and acquisitions increased sales by 0.6 percentage points. All regions experienced reported and organic sales increases.
Segment Operating Margin
Lifecycle Services segment operating earnings decreased 6.3 percent year over year. Segment operating margin decreased to 7.2 percent in 2023 from 8.3 percent in 2022, as the benefit of higher sales was more than offset by higher incentive compensation costs and one-time expenses to expand future profitability.

2022 Compared to 2021
For a discussion of the Company’s fiscal 2022 results compared to fiscal 2021, see the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, filed on November 8, 2022.
Supplemental Segment Information
Purchase accounting depreciation and amortization, and impairment and non-operating pension and postretirement benefit cost (credit) are not allocated to our operating segments because these costs are excluded from our measurement of each segment’s operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Year Ended September 30,
	2023	2022	2021
Purchase accounting depreciation and amortization, and impairment
Intelligent Devices	$4.7	$2.5	$2.7
Software & Control	68.5	69.0	19.2
Lifecycle Services	190.2	31.4	32.1
Non-operating pension and postretirement benefit cost (credit)
Intelligent Devices	$21.2	$(3.5)	$14.1
Software & Control	21.2	(3.5)	14.1
Lifecycle Services	28.3	(4.8)	18.8

Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation
Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude non-operating pension and postretirement benefit cost, purchase accounting depreciation and amortization, and impairment attributable to Rockwell Automation, change in fair value of investments, and Net loss attributable to noncontrolling interests, including their respective tax effects. Purchase accounting depreciation and amortization, and impairment attributable to Rockwell Automation includes an accounting charge related to goodwill impairment for our Sensia joint venture. The tax effect of the purchase accounting depreciation and amortization, and impairment attributable to Rockwell Automation includes the tax effects on the Sensia joint venture goodwill impairment and related Sensia tax asset valuation allowances. Non-operating pension and postretirement benefit cost is defined as all components of our net periodic pension and postretirement benefit cost except for service cost. See Note 14 in the Consolidated Financial Statements for more information on our net periodic pension and postretirement benefit cost.
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
The following are reconciliations of Net income attributable to Rockwell Automation, diluted EPS, and effective tax rate to Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate, respectively (in millions, except per share amounts and percentages):

	Year Ended September 30,
	2023	2022	2021
Net income attributable to Rockwell Automation	$1,387.4	$932.2	$1,358.1
Non-operating pension and postretirement benefit cost	82.7	4.7	63.8
Tax effect of non-operating pension and postretirement benefit cost	(20.6)	(1.9)	(16.0)
Purchase accounting depreciation and amortization, and impairment attributable to Rockwell Automation (1)	178.3	91.9	43.2
Tax effect of purchase accounting depreciation and amortization, and impairment attributable to Rockwell Automation (1)	(9.4)	(22.3)	(10.5)
Change in fair value of investments (2)	(279.3)	136.9	(397.4)
Tax effect of change in fair value of investments (2)	67.6	(30.8)	64.7
Adjusted Income	$1,406.7	$1,110.7	$1,105.9

Diluted EPS	$11.95	$7.97	$11.58
Non-operating pension and postretirement benefit cost	0.72	0.04	0.55
Tax effect of non-operating pension and postretirement benefit cost	(0.18)	(0.02)	(0.14)
Purchase accounting depreciation and amortization, and impairment attributable to Rockwell Automation	1.54	0.78	0.37
Tax effect of purchase accounting depreciation and amortization, and impairment attributable to Rockwell Automation	(0.08)	(0.19)	(0.09)
Change in fair value of investments (2)	(2.42)	1.17	(3.39)
Tax effect of change in fair value of investments (2)	0.59	(0.26)	0.55
Adjusted EPS	$12.12	$9.49	$9.43

Effective tax rate	20.5%	14.4%	11.9%
Tax effect of non-operating pension and postretirement benefit cost	0.3%	0.1%	0.5%
Tax effect of purchase accounting depreciation and amortization, and impairment attributable to Rockwell Automation	(3.7)%	0.6%	0.4%
Tax effect of change in fair value of investments (2)	(0.7)%	0.9%	(1.2)%
Adjusted Effective Tax Rate	16.4%	16.0%	11.6%
(1) Includes $97.3 million net expense from $157.5 million goodwill impairment charge included in Income before income taxes, $33.1 tax effect from goodwill impairment and related valuation allowances recorded in Income tax provision, and ($93.3) million Net loss attributable to noncontrolling interests.
(2) Primarily relates to the change in fair value of our previous investment in PTC.

Annual Recurring Revenue (ARR)
Organic ARR is a key metric that enables measurement of progress in growing our recurring revenue business. It represents the annual contract value of all active recurring revenue contracts at any point in time. Recurring revenue is defined as a revenue stream that is contractual, typically for a period of 12 months or more, and has a high probability of renewal. The probability of renewal is based on historical renewal experience of the individual revenue streams, or management's best estimates if historical renewal experience is not available. Organic ARR growth is calculated as the dollar change in ARR, adjusted to exclude the effects of currency translation and acquisitions, divided by ARR as of the prior period. The effects of currency translation are excluded by calculating Organic ARR on a constant currency basis. When we acquire businesses, we exclude the effect of ARR in the current period for which there was no comparable ARR in the prior period. We believe that Organic ARR provides useful information to investors because it reflects our recurring revenue performance period over period without the effect of acquisitions and changes in currency exchange rates. Organic ARR growth is also used as a financial measure of performance for our annual incentive compensation. Because ARR is based on annual contract value, it does not represent revenue recognized during a particular reporting period or revenue to be recognized in future reporting periods and is not intended to be a substitute for revenue, contract liabilities, or backlog.

Total ARR growth is calculated as the dollar change in ARR, adjusted to exclude the effects of currency. The effects of currency translation are excluded by calculating Total ARR on a constant currency basis. Total ARR includes acquisitions even if there was no comparable ARR in the prior period. We believe that Total ARR provides useful information to investors because it reflects our recurring revenue performance period over period including the effect of acquisitions.

Financial Condition
The following is a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Year Ended September 30,
	2023	2022	2021
Cash provided by (used for)
Operating activities	$1,374.6	$823.1	$1,261.0
Investing activities	854.3	(7.8)	(2,626.6)
Financing activities	(1,675.6)	(934.2)	1,297.8
Effect of exchange rate changes on cash	19.2	(52.6)	16.8
Increase (decrease) in cash, cash equivalents, and restricted cash	$572.5	$(171.5)	$(51.0)
The following table summarizes free cash flow, which is a non-GAAP financial measure (in millions):

	Year Ended September 30,
	2023	2022	2021
Cash provided by operating activities	$1,374.6	$823.1	$1,261.0
Capital expenditures	(160.5)	(141.1)	(120.3)
Free cash flow	$1,214.1	$682.0	$1,140.7
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
Cash provided by operating activities was $1,374.6 million for the year ended September 30, 2023, compared to $823.1 million for the year ended September 30, 2022. Free cash flow was $1,214.1 million for the year ended September 30, 2023, compared to $682.0 million for the year ended September 30, 2022. The year-over-year increases in cash provided by operating activities and free cash flow were primarily due to higher pre-tax income.
As of September 30, 2023, all of our remaining PTC Inc. (PTC) common stock (PTC Shares) have been sold. We began selling our shares in fiscal 2022 utilizing both open market and 10b5-1 plan transactions. As of September 30, 2023 and 2022, the fiscal year sales of our PTC shares under our 10b5-1 plan and open market sales resulted in a gross inflow of $1,210.4 million and $210.2 million, respectively. This excludes any tax liability related to the realized gain on sale of the investment. These proceeds will support our future uses of cash. All of our sales of PTC Shares are consistent with the transfer restrictions in the securities purchase agreement, as amended, with PTC.
Our Short-term debt as of September 30, 2023 and 2022, includes $23.5 million and $42.3 million, respectively, of interest-bearing loans from SLB to Sensia, due December 29, 2023. In December 2022, Sensia entered into an unsecured $75.0 million line of credit. As of September 30, 2023, included in Short-term debt was $70.0 million borrowed against the line of credit with an interest rate of 6.29 percent. Also included in Short-term debt as of September 30, 2022 was commercial paper borrowings of $317.0 million with a weighted average interest rate of 3.03 percent and a weighted average maturity period of 22 days.

We repurchased approximately 1.2 million shares of our common stock under our share repurchase program in 2023 at a total cost of $311.0 million and an average cost of $265.48 per share. In 2022, we repurchased approximately 1.3 million shares of our common stock under our share repurchase program at a total cost of $301.1 million and an average cost of $223.05 per share. At September 30, 2023, there were $1.1 million of outstanding common stock share repurchases recorded in Accounts payable that did not settle until 2024. At September 30, 2022, there were $1.6 million of outstanding common stock share repurchases recorded in Accounts payable that did not settle until 2023. Our decision to repurchase shares in 2024 will depend on business conditions, free cash flow generation, other cash requirements, and stock price. At September 30, 2023, we had approximately $940.3 million remaining for share repurchases under our existing board authorizations. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities, for additional information regarding share repurchases.
We expect future uses of cash to include working capital requirements, capital expenditures, acquisitions of businesses and other inorganic investments, dividends to shareowners, repurchases of common stock, additional contributions to our retirement plans and repayments of debt. We expect capital expenditures in 2024 to be approximately $220 million. Significant long-term uses of cash include the following (in millions):

	Payments by Period
	Total	2024	2025	2026	2027	2028	Thereafter
Long-term debt and interest (1)	$5,229.1	$110.9	$406.6	$102.3	$102.3	$343.9	$4,163.1
Minimum lease payments (Note 18)	409.6	100.5	86.3	64.4	49.1	35.4	73.9
Postretirement benefits (2)	46.4	7.3	6.8	6.2	5.6	5.0	15.5
Pension funding contribution (3)	26.6	26.6	—	—	—	—	—
Transition tax (4)	233.7	58.4	77.9	97.4	—	—	—
Capital gains tax on sale of PTC Shares	67.4	67.4	—	—	—	—	—
Total	$5,945.4	$303.7	$577.6	$270.3	$157.0	$384.3	$4,252.5
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
(3) Amounts reported for pension funding contributions reflect current estimates. Contributions to our pension plans beyond 2024 will depend on future investment performance of our pension plan assets, changes in discount rate assumptions, and governmental regulations in effect at the time. Amounts subsequent to 2024 are excluded from the summary above, as we are unable to make a reasonably reliable estimate of these amounts. The minimum contribution for our U.S. pension plan as required by the Employee Retirement Income Security Act (ERISA) is currently zero. We may make additional contributions to this plan at the discretion of management.
(4) Under the Tax Cuts and Jobs Act of 2017 (the Tax Act), the Company may elect to pay the transition tax interest-free over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight.
We expect to fund future uses of cash with a combination of existing cash balances, cash generated by operating activities, commercial paper borrowings, or a new issuance of debt or other securities. In addition, we have access to unsecured credit facilities with various banks.
At September 30, 2023, approximately half of our Cash and cash equivalents were held by non-U.S. subsidiaries. As a result of the broad changes to the U.S. international tax system under the Tax Act, we account for taxes on earnings of substantially all of our non-U.S. subsidiaries including both non-U.S. and U.S. taxes. We have concluded that earnings of a limited number of our non-U.S. subsidiaries are indefinitely reinvested.
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
On June 29, 2022, we replaced our former $1.25 billion unsecured revolving credit facility with a new five-year $1.5 billion unsecured revolving credit facility, expiring in June 2027. We can increase the aggregate amount of this credit facility by up to $750.0 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility or the former credit facility during the periods ended September 30, 2023 and 2022. Borrowings under our new $1.5 billion credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
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
Separate short-term unsecured credit facilities of approximately $225.8 million at September 30, 2023, were available to non-U.S. subsidiaries, of which approximately $32.0 million was committed under letters of credit. Borrowings under our non-U.S. credit facilities at September 30, 2023 and 2022, were not significant. We were in compliance with all covenants under our credit facilities at September 30, 2023 and 2022. There are no significant commitment fees or compensating balance requirements under our credit facilities.
During the fourth quarter of fiscal 2021, as a result of the additional leverage added to fund the Plex acquisition, Standard & Poor’s elected to downgrade our Outlook from “Stable” to “Negative”. No changes were made to existing ratings by Moody’s or Fitch. The following is a summary of our credit ratings as of September 30, 2023:

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
Cash dividends declared to shareowners were $544.0 million in 2023 ($4.72 per common share), $520.8 million in 2022 ($4.48 per common share), and $497.5 million in 2021 ($4.28 per common share). Our quarterly dividend rate as of September 30, 2023, is $1.18 per common share ($4.72 per common share annually), which is determined at the sole discretion of our Board of Directors.
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

The following is a reconciliation of reported sales to organic sales by geographic region (in millions):

	Year Ended September 30, 2023				Year Ended September 30, 2022
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
North America	$5,224.0	$15.6	$(23.9)	$5,232.3	$4,722.0
Europe, Middle East and Africa	1,870.6	57.5	(26.3)	1,839.4	1,437.6
Asia Pacific	1,358.0	18.2	(80.5)	1,420.3	1,088.0
Latin America	605.4	0.1	22.8	582.5	512.8
Total Company Sales	$9,058.0	$91.4	$(107.9)	$9,074.5	$7,760.4

	Year Ended September 30, 2022				Year Ended September 30, 2021
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
North America	$4,722.0	$152.0	$(6.5)	$4,576.5	$4,132.8
Europe, Middle East and Africa	1,437.6	6.8	(140.5)	1,571.3	1,405.7
Asia Pacific	1,088.0	0.4	(34.4)	1,122.0	1,012.2
Latin America	512.8	2.3	(6.6)	517.1	446.7
Total Company Sales	$7,760.4	$161.5	$(188.0)	$7,786.9	$6,997.4
The following is a reconciliation of reported sales to organic sales by operating segment (in millions):

	Year Ended September 30, 2023				Year Ended September 30, 2022
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
Intelligent Devices	$4,098.2	$80.6	$(46.4)	$4,064.0	$3,544.6
Software & Control	2,886.0	—	(30.7)	2,916.7	2,312.9
Lifecycle Services	2,073.8	10.8	(30.8)	2,093.8	1,902.9
Total Company Sales	$9,058.0	$91.4	$(107.9)	$9,074.5	$7,760.4

	Year Ended September 30, 2022				Year Ended September 30, 2021
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
Intelligent Devices	$3,544.6	$—	$(89.8)	$3,634.4	$3,311.9
Software & Control	2,312.9	150.6	(52.7)	2,215.0	1,947.0
Lifecycle Services	1,902.9	10.9	(45.5)	1,937.5	1,738.5
Total Company Sales	$7,760.4	$161.5	$(188.0)	$7,786.9	$6,997.4

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
Goodwill - Sensia Reporting Unit
The quantitative test of goodwill for impairment requires us to estimate the fair value of our reporting units. Since formation in October 2019, our Sensia joint venture operations have been challenged by the global pandemic, geopolitical activities, volatility in commodity prices, and supply chain dynamics. The cumulative historical growth and profitability below plan have resulted in a declining cushion between carrying value and fair value in previous impairment tests.
During the second quarter of fiscal 2023, we performed our annual quantitative impairment test for our Sensia reporting unit. As a result of that quantitative test, we concluded that the second quarter Goodwill balance within the Sensia reporting unit of $317.5 million was not impaired, as the fair value of the Sensia reporting unit was determined to exceed its carrying value by approximately 10 percent.
The joint venture partners appointed a new management team in 2023 and have updated the strategy of Sensia, which included downward revisions to growth and profitability projections for 2024 and future years. Lower sales growth reflects historical performance and an updated outlook of market conditions. Lower profitability reflects an updated view of mix and volume. Based upon the update of Sensia’s strategy and projections in the fourth quarter, we determined that it was more likely than not that the fair value of Sensia was below its carrying value. As a result of this triggering event, we performed an interim quantitative analysis, using a combination of an income approach derived from discounted cash flows and a market multiples approach using selected comparable public companies, consistent with our annual impairment testing. As of the fourth quarter testing date, the carrying value of our Sensia reporting unit of $665.1 million was determined to be in excess of the reporting unit’s fair value, resulting in a $157.5 million goodwill impairment charge recorded in the Consolidated Statement of Operations. Subsequent to the impairment, $160.3 million of goodwill remains within the Sensia reporting unit.
Critical assumptions used in this approach included management’s estimated future revenue growth rates and margins, a discount rate, and a market multiple. Estimated future revenue growth and margins are based on management’s best estimate about current and future conditions. The revenue growth rate assumption reflects above market growth over the next five years before moderating back to a growth rate approximating longer term average inflationary rates. The forecasted near-term growth rate projections take into account recent revenue performance and the orders backlog. Margin assumptions reflect volume and mix, productivity to offset cost inflation, and price used to fund investments. The assumptions and estimates made are based on a number of factors, including historical experience, reference to external product available market and industry growth publications, analysis of peer group projections, and information obtained from the new management team, including backlog. Actual results and forecasts of revenue growth and margins for our Sensia reporting unit may be impacted by its concentration within the Oil & Gas industry and with its customer base. Demand for Sensia hardware and software products, solutions, and services is sensitive to industry volatility and risks, including those related to commodity prices, supply and demand dynamics, production costs, geological activity, and political activities. If such factors impact our ability to achieve forecasted revenue growth rates and margins, the fair value of the reporting unit could decrease, which may result in an additional impairment of the remaining goodwill balance. We determined the discount rate using our weighted average cost of capital adjusted for risk factors including risk associated with our above market revenue growth assumptions, historical performance, and industry-specific and economic factors. Also, industry-specific and economic factors that increase the discount rate or decrease the market multiple can decrease the fair value of the Sensia reporting unit, which may result in an additional future impairment.
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
Our global pension expense in 2023 was $122.0 million compared to $74.4 million in 2022. Approximately all of our 2023 global pension expense and 70 percent of our global projected benefit obligation relate to our U.S. pension plan. The discount rate used to determine our 2023 U.S. pension expense was 5.65 percent, compared to 3.86 percent for 2022.
For 2024, our U.S. discount rate will increase to 6.10 percent from 5.65 percent in 2023. The discount rate was set as of our September 30 measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans.
The changes in our discount rate have an inverse relationship with our net periodic benefit cost and projected benefit obligation. The following chart illustrates the estimated change in projected benefit obligation and annual net periodic benefit cost assuming a change of 25 basis points in the discount rate for our U.S. pension plans (in millions):

	Pension Benefits
	Change in Projected Benefit Obligation	Change in Net Periodic Benefit Cost (1)
Discount rate	$52.4	$0.2
(1) Change includes both operating and non-operating pension costs.
More information regarding pension benefits is contained in Note 14 in the Consolidated Financial Statements.
Revenue Recognition - Customer Incentives
We offer various incentive programs that provide distributors and direct sale customers with cash rebates, account credits, or additional hardware and software products, solutions, and services based on meeting specified program criteria. Customer incentives are recognized as a reduction of sales if distributed in cash or customer account credits. We record accruals at the time of revenue recognition as a current liability within Customer returns, rebates, and incentives in our Consolidated Balance Sheet or, where a right of setoff exists, as a reduction of Receivables. Customer incentives for additional hardware and software products, solutions, and services to be provided are considered distinct performance obligations. As such, we allocate revenue to them based on relative standalone selling price. Until the incentive is redeemed, the revenue is recorded as a contract liability.
Our primary incentive program provides distributors with cash rebates or account credits based on agreed amounts that vary depending on the customer to whom our distributor ultimately sells the product. A critical assumption used in estimating the accrual for this program is the time period from when revenue is recognized to when the rebate is processed. Our estimate is based primarily on historical experience. If the time period were to change by 10 percent, the effect would be an adjustment to the accrual of approximately $24.9 million.
More information regarding our revenue recognition and returns, rebates, and incentives policies are contained in Note 1 and Note 2 in the Consolidated Financial Statements.
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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries, and transactions denominated in currencies other than a location’s functional currency. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and the use of foreign currency forward exchange contracts. Contracts are usually denominated in currencies of major industrial countries. The fair value of our foreign currency forward exchange contracts is an asset of $49.2 million and a liability of $11.5 million at September 30, 2023. We enter into these contracts with major financial institutions that we believe to be creditworthy.
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
Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies. We enter into foreign currency forward exchange contracts to offset the transaction gains or losses associated with some of these assets and liabilities. For such assets and liabilities without offsetting foreign currency forward exchange contracts, a 10 percent adverse change in the underlying foreign currency exchange rates would reduce our pre-tax income by approximately $73.9 million.
We record all derivatives on the balance sheet at fair value regardless of the purpose for holding them. The use of foreign currency forward exchange contracts allows us to manage transactional exposure to exchange rate fluctuations as the gains or losses incurred on these contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Derivatives that are not designated as hedges for accounting purposes are adjusted to fair value through earnings. For derivatives that are hedges, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in Other comprehensive income (loss) until the hedged item is recognized in earnings. We recognize the ineffective portion of a derivative’s change in fair value in earnings immediately. There was no impact on earnings due to ineffective hedges in 2023, 2022, or 2021. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with the hedged exposures and related contracts would not be significant to our financial condition or results of operations.
Interest Rate Risk
In addition to existing cash balances and cash provided by normal operating activities, we use a combination of short-term and long-term debt to finance operations. We are exposed to interest rate risk on certain of these debt obligations.
Our Short-term debt as of September 30, 2023 and 2022, includes $23.5 million and $42.3 million, respectively, of interest-bearing loans from SLB to Sensia, due December 29, 2023. In December 2022, Sensia entered into an unsecured $75.0 million line of credit. As of September 30, 2023, included in Short-term debt was $70.0 million borrowed against the line of credit with an interest rate of 6.29 percent. Also included in Short-term debt as of September 30, 2022 was commercial paper borrowings of $317.0 million with a weighted average interest rate of 3.03 percent and a weighted average maturity period of 22 days. We have issued, and anticipate continuing to issue, short-term commercial paper obligations as needed. Changes in market interest rates on commercial paper borrowings affect our results of operations. A hypothetical 50 basis point increase in average market interest rates related to our short-term debt would not be significant to our results of operations or financial condition.
We had outstanding fixed rate long-term and current portion of long-term debt obligations with a carrying value of $2,871.5 million at September 30, 2023, and $3,476.9 million at September 30, 2022. The fair value of this debt was approximately $2,456.0 million at September 30, 2023, and $3,074.5 million at September 30, 2022. The potential increase in fair value on such fixed-rate debt obligations from a hypothetical 50 basis point decrease in market interest rates would not be significant to our results of operations or financial condition. We currently have no plans to repurchase our outstanding fixed-rate instruments before their maturity and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or shareowners’ equity.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEET
(in millions, except per share amounts)

	September 30,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$1,071.8	$490.7
Receivables	2,167.4	1,736.7
Inventories	1,404.9	1,054.2
Other current assets	266.7	329.1
Total current assets	4,910.8	3,610.7
Property, net of accumulated depreciation	684.2	586.5
Operating lease right-of-use assets	349.4	321.0
Goodwill	3,529.2	3,524.0
Other intangible assets, net	852.4	902.0
Deferred income taxes	459.3	384.3
Long-term investments	157.1	1,056.0
Other assets	361.6	374.2
Total	$11,304.0	$10,758.7
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term debt	$94.7	$359.3
Current portion of long-term debt	8.6	609.1
Accounts payable	1,150.2	1,028.0
Compensation and benefits	499.9	292.7
Contract liabilities	592.5	507.0
Customer returns, rebates, and incentives	452.0	373.1
Other current liabilities	567.4	403.0
Total current liabilities	3,365.3	3,572.2
Long-term debt	2,862.9	2,867.8
Retirement benefits	503.6	471.2
Operating lease liabilities	285.3	263.5
Other liabilities	543.5	567.3
Commitments and contingent liabilities (Note 17)
Shareowners’ equity
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	2,102.5	2,007.1
Retained earnings	9,255.2	8,411.8
Accumulated other comprehensive loss	(790.1)	(917.5)
Common stock in treasury, at cost (shares held: 66.6 and 66.2, respectively)	(7,187.4)	(6,957.2)
Shareowners’ equity attributable to Rockwell Automation, Inc.	3,561.6	2,725.6
Noncontrolling interests	181.8	291.1
Total shareowners’ equity	3,743.4	3,016.7
Total	$11,304.0	$10,758.7
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30,
	2023	2022	2021
Sales
Products and solutions	$8,224.9	$6,993.4	$6,285.2
Services	833.1	767.0	712.2
	9,058.0	7,760.4	6,997.4
Cost of sales
Products and solutions	(4,808.7)	(4,173.4)	(3,638.7)
Services	(532.3)	(485.0)	(461.0)
	(5,341.0)	(4,658.4)	(4,099.7)
Gross profit	3,717.0	3,102.0	2,897.7
Selling, general and administrative expenses	(2,023.7)	(1,766.7)	(1,680.0)
Change in fair value of investments	279.3	(136.9)	397.4
Other (expense) income (Note 15)	(71.3)	(1.6)	5.7
Goodwill impairment	(157.5)	—	—
Interest expense	(135.3)	(123.2)	(94.6)
Income before income taxes	1,608.5	1,073.6	1,526.2
Income tax provision (Note 16)	(330.5)	(154.5)	(181.9)
Net income	1,278.0	919.1	1,344.3
Net loss attributable to noncontrolling interests	(109.4)	(13.1)	(13.8)
Net income attributable to Rockwell Automation, Inc.	$1,387.4	$932.2	$1,358.1
Earnings per share:
Basic	$12.03	$8.02	$11.69
Diluted	$11.95	$7.97	$11.58
Weighted average outstanding shares:
Basic	114.8	115.9	116.0
Diluted	115.6	116.7	117.1
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2023	2022	2021
Net income	$1,278.0	$919.1	$1,344.3
Other comprehensive income (loss)
Pension and other postretirement benefit plan adjustments (net of tax expense of ($15.4), ($76.0), and ($181.0))	41.5	246.5	576.4
Currency translation adjustments	99.4	(185.4)	31.4
Net change in cash flow hedges (net of tax benefit (expense) of $5.3, $(14.3), and $3.1)	(13.4)	38.2	(11.4)
Other comprehensive income	127.5	99.3	596.4
Comprehensive income	1,405.5	1,018.4	1,940.7
Comprehensive loss attributable to noncontrolling interests	(109.3)	(13.4)	(14.5)
Comprehensive income attributable to Rockwell Automation, Inc.	$1,514.8	$1,031.8	$1,955.2
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2023	2022	2021
Operating activities:
Net income	$1,278.0	$919.1	$1,344.3
Adjustments to arrive at cash provided by operating activities
Depreciation	133.8	126.6	123.9
Amortization of intangible assets	116.6	112.3	65.9
Change in fair value of investments	(279.3)	136.9	(397.4)
Share-based compensation expense	88.3	68.1	51.7
Retirement benefit expense	125.3	76.4	155.1
Pension contributions	(25.9)	(53.6)	(35.8)
Deferred income taxes	(100.1)	(33.6)	(184.1)
Net loss on disposition of property	0.5	0.6	0.5
Settlement of interest rate derivatives	—	—	(28.0)
Impairment of goodwill	157.5	—	—
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments
Receivables	(368.7)	(415.6)	(138.1)
Inventories	(295.9)	(292.8)	(202.8)
Accounts payable	70.2	172.0	184.8
Contract liabilities	106.8	102.0	104.4
Compensation and benefits	209.1	(78.2)	174.6
Income taxes	104.1	(129.3)	57.2
Other assets and liabilities	54.3	112.2	(15.2)
Cash provided by operating activities	1,374.6	823.1	1,261.0
Investing activities:
Capital expenditures	(160.5)	(141.1)	(120.3)
Acquisition of businesses, net of cash acquired	(168.4)	(16.6)	(2,488.5)
Purchases of investments	(27.1)	(59.8)	(13.6)
Proceeds from sale of investments	1,210.4	210.2	—
Other investing activities	(0.1)	(0.5)	(4.2)
Cash provided by (used for) investing activities	854.3	(7.8)	(2,626.6)
Financing activities:
Net (repayment) issuance of short-term debt	(256.9)	40.8	275.9
Issuance of short-term debt, net of issuance costs	—	18.8	211.4
Issuance of long-term debt, net of discount and issuance costs	—	—	1,485.6
Repayment of short-term debt	(18.8)	(210.0)	(2.5)
Repayment of long-term debt	(599.8)	—	—
Cash dividends	(542.4)	(519.4)	(497.1)
Purchases of treasury stock	(311.5)	(301.3)	(299.7)
Proceeds from the exercise of stock options	88.5	57.9	154.6
Other financing activities	(34.7)	(21.0)	(30.4)
Cash (used for) provided by financing activities	(1,675.6)	(934.2)	1,297.8
Effect of exchange rate changes on cash	19.2	(52.6)	16.8
Increase (decrease) in cash, cash equivalents, and restricted cash	572.5	(171.5)	(51.0)
Cash, cash equivalents, and restricted cash at beginning of year	507.9	679.4	730.4
Cash, cash equivalents, and restricted cash at end of year	$1,080.4	$507.9	$679.4
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,071.8	$490.7	$662.2
Restricted cash, current (Other current assets)	8.6	8.6	—
Restricted cash, noncurrent (Other assets)	—	8.6	17.2
Total cash, cash equivalents, and restricted cash	$1,080.4	$507.9	$679.4
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners’ equity
Balance at September 30, 2020	$181.4	$1,830.7	$7,139.8	$(1,614.2)	$(6,509.9)	$1,027.8	$319.0	$1,346.8
Net income (loss)	—	—	1,358.1	—	—	1,358.1	(13.8)	1,344.3
Other comprehensive income (loss)	—	—	—	597.1	—	597.1	(0.7)	596.4
Common stock issued (including share-based compensation impact)	—	103.5	—	—	102.7	206.2	—	206.2
Share repurchases	—	—	—	—	(301.5)	(301.5)	—	(301.5)
Cash dividends declared (1)	—	—	(497.5)	—	—	(497.5)	—	(497.5)
Change in noncontrolling interest		(0.6)				(0.6)	—	(0.6)
Balance at September 30, 2021	$181.4	$1,933.6	$8,000.4	$(1,017.1)	$(6,708.7)	$2,389.6	$304.5	$2,694.1
Net income (loss)	—	—	932.2	—	—	932.2	(13.1)	919.1
Other comprehensive income (loss)	—	—	—	99.6	—	99.6	(0.3)	99.3
Common stock issued (including share-based compensation impact)	—	73.5	—	—	52.6	126.1	—	126.1
Share repurchases	—	—	—	—	(301.1)	(301.1)	—	(301.1)
Cash dividends declared (1)	—	—	(520.8)	—	—	(520.8)	—	(520.8)
Balance at September 30, 2022	$181.4	$2,007.1	$8,411.8	$(917.5)	$(6,957.2)	$2,725.6	$291.1	$3,016.7
Net income (loss)	—	—	1,387.4	—	—	1,387.4	(109.4)	1,278.0
Other comprehensive income	—	—	—	127.4	—	127.4	0.1	127.5
Common stock issued (including share-based compensation impact)	—	95.4	—	—	81.8	177.2	—	177.2
Share repurchases	—	—	—	—	(312.0)	(312.0)	—	(312.0)
Cash dividends declared (1)	—	—	(544.0)	—	—	(544.0)	—	(544.0)
Balance at September 30, 2023	$181.4	$2,102.5	$9,255.2	$(790.1)	$(7,187.4)	$3,561.6	$181.8	$3,743.4
(1) Cash dividends were $4.72 per share in 2023; $4.48 per share in 2022; and $4.28 per share in 2021.
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Rockwell Automation, Inc. (Rockwell Automation or the Company) is the world’s largest company dedicated to industrial automation and digital transformation. We understand and simplify our customers’ complex production challenges and deliver the most valued solutions that combine technology and industry expertise.
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
Returns, Rebates, and Incentives
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
We record accruals for customer returns, rebates, and incentives at the time of revenue recognition based primarily on historical experience. Returns are presented on the Consolidated Balance Sheet as a right of return asset and refund liability. Incentives in the form of rebates are estimated at the individual customer level and are recorded as a reduction of sales. Customer incentives for additional hardware and software products, solutions, and services to be provided are considered distinct performance obligations. As such, we allocate revenue to them based on relative standalone selling price. Until the incentive is redeemed, the revenue is recorded as a contract liability.
Taxes on Revenue Producing Transactions
Taxes assessed by governmental authorities on revenue producing transactions, including sales, value added, excise, and use taxes, are recorded on a net basis (excluded from revenue).
Cash and Cash Equivalents
Cash, cash equivalents, and restricted cash include time deposits, certificates of deposit, and other fixed income securities with original maturities of three months or less at the time of purchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Receivables
We record an allowance for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are recorded net of an allowance for doubtful accounts of $16.8 million at September 30, 2023, and $13.1 million at September 30, 2022. The changes to our allowance for doubtful accounts during the years ended September 30, 2023 and 2022, were not material and primarily consisted of current-period provisions, write-offs charged against the allowance, recoveries collected, and foreign currency translation.
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
Property
Property, including internal-use software and software to provide a service (e.g. SaaS arrangements), is recorded at cost. Equipment under finance leases are stated at the present value of minimum lease payments. We calculate depreciation of property using the straight-line method over 3 to 40 years for buildings and improvements, 3 to 20 years for machinery and equipment, and 3 to 10 years for computer hardware and internal-use software. We capitalize significant renewals and enhancements and write off replaced units. Implementation costs incurred in a cloud computing arrangement that is a service contract are recorded in Other current assets and Other assets on the Consolidated Balance Sheet and are amortized over the expected service period. We expense maintenance and repairs, as well as renewals of minor amounts. Property acquired during the year that is accrued within Accounts payable or Other current liabilities at year end is considered to be a non-cash investing activity and is excluded from cash used for capital expenditures in the Consolidated Statement of Cash Flows. Capital expenditures of $42.7 million, $23.0 million, and $31.5 million were accrued within Accounts payable and Other current liabilities at September 30, 2023, 2022, and 2021, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Significant assumptions used in the income approach include: management’s forecasted cash flows, including estimated future revenue growth rates and margins, discount rate, and terminal value. Forecasts of future revenue growth and margins are based on management’s best estimates. Actual results and forecasts of revenue growth and margins for our Sensia reporting unit may be impacted by its concentration within the Oil & Gas industry and with its customer base. Demand for Sensia hardware and software products, solutions, and services is sensitive to industry volatility and risks, including those related to commodity prices, supply and demand dynamics, production costs, geological activity, and political activities. The discount rate is determined using a weighted average cost of capital adjusted for risk factors specific to the reporting unit, including risks associated with our above market revenue growth assumptions, historical performance, and industry-specific and economic factors. The terminal value is estimated following the common methodology of calculating the present value of estimated perpetual cash flow beyond the last projected period assuming constant discount and long-term growth rates. Significant assumptions used in the market multiples approach include selection of the comparable public companies and calculation of the appropriate market multiples.
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
Research and Development Expenses
We expense research and development (R&D) costs as incurred; these costs were $529.5 million in 2023, $440.9 million in 2022, and $422.5 million in 2021. We include R&D expenses in Cost of sales in the Consolidated Statement of Operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Earnings Per Share
We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing earnings available to common shareowners, which is income excluding the allocation to participating securities, by the weighted average number of common shares outstanding during the year, excluding restricted stock. Diluted EPS amounts are based upon the weighted average number of common and common-equivalent shares outstanding during the year. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of the amount the employee must pay upon exercise of the award and the amount of unearned share-based compensation costs attributed to future services. Share-based compensation awards for which the total employee proceeds of the award exceed the average market price of the same award over the period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation. Antidilutive share-based compensation awards for the years ended September 30, 2023 (0.4 million shares), 2022 (0.4 million shares), and 2021 (0.2 million shares), were excluded from the diluted EPS calculation. U.S. GAAP requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be treated as participating securities and included in the computation of EPS pursuant to the two-class method. Our participating securities are composed of restricted stock and non-employee director restricted stock units.
The following table reconciles basic and diluted EPS amounts (in millions, except per share amounts):

	2023	2022	2021
Net income attributable to Rockwell Automation, Inc.	$1,387.4	$932.2	$1,358.1
Less: Allocation to participating securities	(5.9)	(2.9)	(2.1)
Net income available to common shareowners	$1,381.5	$929.3	$1,356.0
Basic weighted average outstanding shares	114.8	115.9	116.0
Effect of dilutive securities
Stock options	0.7	0.7	1.0
Performance shares	0.1	0.1	0.1
Diluted weighted average outstanding shares	115.6	116.7	117.1
Earnings per share:
Basic	$12.03	$8.02	$11.69
Diluted	$11.95	$7.97	$11.58
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Environmental and Asbestos Matters
We record liabilities for environmental and asbestos matters in the period in which our responsibility is probable and the costs can be reasonably estimated. We make changes to the liabilities in the periods in which the estimated costs of remediation change. At third-party environmental sites where more than one potentially responsible party has been identified, we record a liability for our estimated allocable share of costs related to our involvement with the site, as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties. If we determine that recovery from insurers or other third parties is probable and a right of set off exists, we record the liability net of the estimated recovery. If we determine that recovery from insurers or other third parties is probable but a right of set off does not exist, we record a liability for the total estimated costs of remediation and a receivable for the estimated recovery. At environmental sites where we are the sole responsible party, we record a liability for the total estimated costs of remediation. Ongoing operating and maintenance expenditures included in our environmental remediation obligations are discounted to present value over the probable future remediation period. Our remaining environmental remediation obligations are undiscounted due to subjectivity of timing and/or amount of future cash payments.
Conditional Asset Retirement Obligations
We record liabilities for costs related to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development, or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional.
Leases
We have operating leases primarily for real estate, vehicles, and equipment. We have finance leases primarily for equipment. We determine if a contract is, or contains, a lease at contract inception. A right-of-use (ROU) asset and a corresponding lease liability are recognized at commencement for contracts that are, or contain, a lease with an original term greater than 12 months. ROU assets represent our right to use an underlying asset during the lease term, including periods for which renewal options are reasonably certain to be exercised, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease expense is recognized on a straight-line basis over the lease term for leases with an original term of 12 months or less. Amortization expense of the ROU asset for operating and finance leases is recognized on a straight-line basis over the lease term and interest expense for finance leases is recognized based on the incremental borrowing rate.
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
Lease liabilities are recognized at the contract commencement date based on the present value of remaining lease payments over the lease term. To calculate the lease liabilities we use our incremental borrowing rate. We determine our incremental borrowing rate at the commencement date using our unsecured borrowing rate, adjusted for collateralization and lease term. For leases denominated in a currency other than the U.S. dollar, the collateralized borrowing rate in the foreign currency is determined using the U.S. dollar and foreign currency swap spread. Long-term operating lease liabilities are presented as Operating lease liabilities and current operating lease liabilities are included in Other current liabilities in the Consolidated Balance Sheet. Long-term finance lease liabilities are presented as Long-term debt and current finance lease liabilities are included in Current portion of long-term debt in the Consolidated Balance Sheet.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued a new standard that requires companies to utilize a current expected credit losses impairment (CECL) model for certain financial assets, including trade and other receivables. The CECL model requires that estimated expected credit losses, including allowance for doubtful accounts, consider a broader range of information such as economic conditions and expected changes in market conditions. We adopted the new standard as of October 1, 2020. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.
In October 2021, the FASB issued a new standard that requires companies to apply Accounting Standards Codification (ASC) 606 to recognize and measure contract assets and contract liabilities in a business combination. We retroactively adopted the new standard as of October 1, 2021. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unfulfilled Performance Obligations
As of September 30, 2023, we expect to recognize approximately $1,100 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $687 million from our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of September 30, 2023.
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

	Year Ended September 30, 2023				Year Ended September 30, 2022
	Intelligent Devices	Software & Control	Lifecycle Services	Total	Intelligent Devices	Software & Control	Lifecycle Services	Total
North America	$2,409.2	$1,794.8	$1,020.0	$5,224.0	$2,223.7	$1,542.2	$956.1	$4,722.0
Europe, Middle East and Africa	829.1	528.0	513.5	1,870.6	629.3	350.4	457.9	1,437.6
Asia Pacific	568.6	393.7	395.7	1,358.0	443.5	291.8	352.7	1,088.0
Latin America	291.3	169.5	144.6	605.4	248.1	128.5	136.2	512.8
Total Company Sales	$4,098.2	$2,886.0	$2,073.8	$9,058.0	$3,544.6	$2,312.9	$1,902.9	$7,760.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Liabilities
Contract liabilities primarily relate to consideration received in advance of performance under the contract.
Below is a summary of our Contract liabilities balance, the portion not expected to be recognized within twelve months is included within Other liabilities in the Consolidated Balance Sheet (in millions):

	September 30, 2023	September 30, 2022
Balance as of beginning of year	$541.3	$462.5
Balance as of end of period	653.6	541.3
The most significant changes in our Contract liabilities balance during both the twelve months ended September 30, 2023 and 2022, were due to amounts billed, partially offset by revenue recognized on amounts billed during the period and revenue recognized that was included in the Contract liabilities balance at the beginning of the period.
In the twelve months ended September 30, 2023, we recognized revenue of approximately $423.9 million that was included in the Contract liabilities balance at September 30, 2022. In the twelve months ended September 30, 2022, we recognized revenue of approximately $373.1 million that was included in the Contract liabilities balance at September 30, 2021. We did not have a material amount of revenue recognized in the twelve months ended September 30, 2023 and 2022, from performance obligations satisfied or partially satisfied in previous periods.
Costs to Obtain and Fulfill a Contract
We capitalize and amortize certain incremental costs to obtain and fulfill contracts. These costs primarily consist of incentives paid to sales personnel, which are considered incremental costs to obtain customer contracts. We elected the practical expedient to expense incremental costs to obtain a contract when the contract has a duration of one year or less for most classes of contracts. Our capitalized contract costs, which are included in Other assets in our Consolidated Balance Sheet, are not significant as of September 30, 2023 and 2022. There was no impairment loss in relation to capitalized costs in the period.
3. Goodwill and Other Intangible Assets
Changes in the carrying amount of Goodwill were (in millions):

	Intelligent Devices	Software & Control	Lifecycle Services	Total
Balance as of October 1, 2021	$543.1	$2,447.5	$635.3	$3,625.9
Acquisition of businesses	—	—	12.1	12.1
Translation and other	(40.1)	(48.8)	(25.1)	(114.0)
Balance as of September 30, 2022	$503.0	$2,398.7	$622.3	$3,524.0
Acquisition of businesses	74.4	—	36.9	111.3
Impairment	—	—	(157.5)	(157.5)
Translation and other	18.4	21.4	11.6	51.4
Balance as of September 30, 2023	$595.8	$2,420.1	$513.3	$3,529.2

Gross carrying value of Goodwill	595.8	2,420.1	670.8	3,686.7
Accumulated impairment losses	—	—	(157.5)	(157.5)
Goodwill	$595.8	$2,420.1	$513.3	$3,529.2
We performed our annual evaluation of goodwill and indefinite life intangible assets for impairment during the second quarter of fiscal 2023 and concluded that these assets were not impaired. For our annual evaluation, we performed qualitative tests for our Intelligent Devices, Software & Control, and Lifecycle Services (excluding Sensia) reporting units and a quantitative test for our Sensia reporting unit. Refer to Note 1 for additional information on our goodwill impairment evaluations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interim Impairment Assessment
Since formation in October 2019, our Sensia joint venture operations have been challenged by the global pandemic, geopolitical activities, volatility in commodity prices and supply chain dynamics. The cumulative historical growth and profitability below plan have resulted in a declining cushion between carrying value and fair value in previous impairment tests. The joint venture partners appointed a new management team in 2023 and have updated the strategy of Sensia, which included downward revisions to growth and profitability projections for 2024 and future years. Lower sales growth reflects historical performance and an updated outlook of market conditions. Lower profitability reflects an updated view of mix and volume. Based upon the update of Sensia’s strategy and projections in the fourth quarter, we determined that it was more likely than not that the fair value of Sensia was below its carrying value. As a result of this triggering event, we performed an interim quantitative analysis, using a combination of an income approach derived from discounted cash flows and a market multiples approach using selected comparable public companies, consistent with our annual impairment testing. As of the fourth quarter testing date, the carrying value of our Sensia reporting unit of $665.1 million was determined to be in excess of the reporting unit’s fair value, resulting in a $157.5 million goodwill impairment charge recorded in the Consolidated Statement of Operations. Subsequent to the impairment, $160.3 million of goodwill remains within the Sensia reporting unit.
Other intangible assets consist of (in millions):

	September 30, 2023
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$100.4	$65.1	$35.3
Customer relationships	606.1	141.3	464.8
Technology	424.1	173.1	251.0
Trademarks	86.3	29.3	57.0
Other	6.0	5.4	0.6
Total amortized intangible assets	1,222.9	414.2	808.7
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Other intangible assets	$1,266.6	$414.2	$852.4

	September 30, 2022
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$97.6	$57.9	$39.7
Customer relationships	582.7	107.2	475.5
Technology	410.8	119.3	291.5
Trademarks	70.4	19.4	51.0
Other	6.4	5.8	0.6
Total amortized intangible assets	1,167.9	309.6	858.3
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Other intangible assets	$1,211.6	$309.6	$902.0
Software products represent costs of computer software to be sold, leased, or otherwise marketed. Software products amortization expense was $11.3 million in 2023, $9.4 million in 2022, and $11.9 million in 2021. Estimated total amortization expense for all amortized intangible assets is $116.2 million in 2024, $112.2 million in 2025, $110.9 million in 2026, $102.8 million in 2027, and $90.0 million in 2028.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Acquisitions
Fiscal 2023 Acquisitions
In October 2022, we acquired CUBIC, a company that specializes in modular systems for the construction of electrical panels, headquartered in Bronderslev, Denmark. We assigned the full amount of goodwill related to this acquisition to our Intelligent Devices segment.
In February 2023, we acquired Knowledge Lens, a services and solutions provider headquartered in Bengaluru, India. We assigned the full amount of goodwill related to this acquisition to our Lifecycle Services segment.
We recorded assets acquired and liabilities assumed in connection with these acquisitions based on their estimated fair values as of the acquisition dates of October 31, 2022, and February 28, 2023, respectively. The preliminary aggregate purchase price allocation is as follows (in millions):

Purchase Price Allocation
Accounts receivable	$23.8
Inventories	17.7
Property	27.5
Goodwill	111.3
Other intangible assets	54.1
All other assets acquired	21.0
Total assets acquired	255.4
Less: Other liabilities assumed	(12.6)
Less: Deferred income taxes	(56.6)
Net assets acquired, excluding cash	$186.2

Purchase Consideration
Total purchase consideration, net of cash acquired	$186.2
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
Pro forma consolidated sales for the year ended September 30, 2023 and 2022, were approximately $9.1 billion and $7.9 billion, respectively, and the impact on earnings is not material. The preceding pro forma consolidated financial results of operations are as if the preceding fiscal 2023 acquisitions, the October 2023 acquisition of Clearpath (see Note 20), and the November 2023 acquisition of Verve (see Note 20) occurred on October 1, 2021. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the transaction occurred as of that time. Acquisition-related costs recorded as expenses in the year ended September 30, 2023, were not material.
Total sales in 2023 from the 2023 acquisitions were $88.3 million, and the impact on earnings was not material. Total acquisition costs from the 2023 acquisitions were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Pro forma consolidated sales for the year ended September 30, 2022 and 2021, were approximately $7.8 billion and $7.0 billion, respectively, and the impact on earnings is not material. The preceding pro forma consolidated financial results of operations are as if the preceding fiscal 2022 acquisitions occurred on October 1, 2020. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the transaction occurred as of that time. Acquisition-related costs recorded as expenses in the year ended September 30, 2022, were not material.
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
5. Inventories
Inventories consist of (in millions):

	September 30,
	2023	2022
Finished goods	$545.9	$325.0
Work in process	395.7	317.3
Raw materials	463.3	411.9
Inventories	$1,404.9	$1,054.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Property, net
Property consists of (in millions):

	September 30,
	2023	2022
Land	$4.6	$4.6
Buildings and improvements	434.1	399.0
Machinery and equipment	1,312.7	1,201.6
Internal-use software	569.4	540.7
Construction in progress	191.7	142.9
Total	2,512.5	2,288.8
Less: Accumulated depreciation	(1,828.3)	(1,702.3)
Property, net	$684.2	$586.5
7. Long-term and Short-term Debt
Long-term debt consists of (in millions):

	September 30,
	2023	2022
0.35% notes, payable in August 2023	$—	$600.0
2.875% notes, payable in March 2025	306.4	311.0
6.70% debentures, payable in January 2028	250.0	250.0
3.50% notes, payable in March 2029	425.0	425.0
1.75% notes, payable in August 2031	450.0	450.0
6.25% debentures, payable in December 2037	250.0	250.0
4.20% notes, payable in March 2049	575.0	575.0
2.80% notes, payable in August 2061	450.0	450.0
5.20% debentures, payable in January 2098	200.0	200.0
Unamortized discount, capitalized lease obligations and other	(34.9)	(34.1)
Total debt	2,871.5	3,476.9
Less: Current portion	(8.6)	(609.1)
Long-term debt	$2,862.9	$2,867.8
Our Short-term debt as of September 30, 2023 and 2022, includes $23.5 million and $42.3 million, respectively, of interest-bearing loans from SLB to Sensia, due December 29, 2023. In December 2022, Sensia entered into an unsecured $75.0 million line of credit. As of September 30, 2023, included in Short-term debt was $70.0 million borrowed against the line of credit with an interest rate of 6.29 percent. Also included in Short-term debt as of September 30, 2022 was commercial paper borrowings of $317.0 million with a weighted average interest rate of 3.03 percent and a weighted average maturity period of 22 days.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On June 29, 2022, we replaced our former $1.25 billion unsecured revolving credit facility with a new five-year $1.5 billion unsecured revolving credit facility, expiring in June 2027. We can increase the aggregate amount of this credit facility by up to $750.0 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility or the former credit facility during the periods ended September 30, 2023, or 2022. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
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
Separate short-term unsecured credit facilities of approximately $225.8 million at September 30, 2023, were available to non-U.S. subsidiaries, of which approximately $32.0 million was committed under letters of credit. Borrowings under our non-U.S. credit facilities at September 30, 2023 and 2022, were not significant. We were in compliance with financial covenants under our credit facilities at September 30, 2023 and 2022. There are no significant commitment fees or compensating balance requirements under our credit facilities.
Interest payments were $133.2 million during 2023, $120.4 million during 2022, and $91.8 million during 2021.
The following table presents the carrying amounts and estimated fair values of Long-term debt in the Consolidated Balance Sheet (in millions):

	September 30, 2023		September 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$8.6	$8.6	$609.1	$589.1
Long-term debt	2,862.9	2,442.6	2,867.8	2,485.4
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Other Current Liabilities
Other current liabilities consist of (in millions):

	September 30,
	2023	2022
Unrealized losses on foreign exchange contracts (Note 11)	$10.8	$31.2
Product warranty obligations (Note 9)	18.3	16.5
Taxes other than income taxes	56.9	65.6
Accrued interest	18.6	18.1
Income taxes payable	248.6	81.1
Operating lease liabilities	83.4	83.3
Other	130.8	107.2
Other current liabilities	$567.4	$403.0
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
Changes in product warranty obligations were (in millions):

	September 30,
	2023	2022
Beginning balance	$16.5	$18.0
Warranties recorded at time of sale	14.8	14.5
Adjustments to pre-existing warranties	2.9	(3.6)
Settlements of warranty claims	(15.9)	(12.4)
Ending balance	$18.3	$16.5
10. Investments
Our investments consist of (in millions):

	September 30,
	2023	2022
Fixed income securities	$0.6	$12.6
Equity securities (level 1)	—	928.8
Equity securities (other)	96.0	76.4
Other	61.1	50.8
Total investments	157.7	1,068.6
Less: Short-term investments (1)	(0.6)	(12.6)
Long-term investments	$157.1	$1,056.0
(1) Short-term investments are included in Other current assets in the Consolidated Balance Sheet.
Equity Securities
Equity securities (level 1) consisted of shares of PTC Inc. common stock (PTC Shares). As of September 30, 2023, all PTC Shares have been sold. 8,879,717 PTC Shares were owned at September 30, 2022. The PTC Shares were classified as level 1 in the fair value hierarchy, as described in Note 1, and were recognized at fair value in the Consolidated Balance Sheet using the most recent closing price of PTC common stock quoted on Nasdaq.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity securities (other) consist of various securities that do not have a readily determinable fair value, which we account for using the measurement alternative under U.S. GAAP. These securities are recorded at the investment cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer in the Consolidated Balance Sheet. Observable price changes are classified as level 2 in the fair value hierarchy, as described in Note 1. The carrying values at September 30, 2023 and 2022, include cumulative upward adjustments from observed price changes of $17.5 million and $17.2 million, respectively.
We record gains and losses on investments within the Change in fair value of investments line in the Consolidated Statement of Operations. The gains and losses on investments we recorded for the following periods were (in millions):

	2023	2022	2021
Net gain (loss) on equity securities (level 1)	$281.7	$(136.4)	$392.3
Net (loss) gain on equity securities (other)	(1.3)	15.1	5.1
Equity method loss on Other investments	(1.1)	(15.6)	—
Change in fair value of investments	279.3	(136.9)	397.4

Total net realized gain on equity securities	281.7	44.6	—
Total net unrealized (loss) gain on equity securities	$(1.3)	$(165.9)	$397.4
Refer to Note 1 for further information regarding levels in the fair value hierarchy. We did not have any transfers between levels of fair value measurements during the periods presented.
11. Derivative Instruments
We use foreign currency forward exchange contracts and foreign currency denominated debt obligations to manage certain foreign currency risks. We also use treasury locks to manage risks associated with interest rate fluctuations. The following information explains how we use and value these types of derivative instruments and how they impact our consolidated financial statements.
Additional information related to the impacts of cash flow hedges on Other comprehensive income (loss) is included in Note 12.
Types of Derivative Instruments and Hedging Activities
Cash Flow Hedges
We enter into foreign currency forward exchange contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years (cash flow hedges). We report in Other comprehensive income (loss) the effective portion of the gain or loss on derivative financial instruments that we designate and that qualify as cash flow hedges. We reclassify these gains or losses into earnings in the same periods when the hedged transactions affect earnings. To the extent forward exchange contracts designated as cash flow hedges are ineffective, changes in value are recorded in earnings through the maturity date. There was no impact on earnings due to ineffective cash flow hedges. At September 30, 2023, we had a U.S. dollar-equivalent gross notional amount of $1,075.9 million of foreign currency forward exchange contracts designated as cash flow hedges. We entered into treasury locks to manage the potential change in interest rates in anticipation of the issuance of $1.5 billion and $1.0 billion of fixed rate debt in August 2021 and March 2019, respectively. Treasury locks are accounted for as cash flow hedges since they hedge the risk of an increase in treasury rates for the forecasted interest payments of an anticipated fixed-rate debt issuance.
The pre-tax amount of gains (losses) recorded in Other comprehensive income (loss) related to cash flow hedges that would have been recorded in the Consolidated Statement of Operations had they not been so designated was (in millions):

	2023	2022	2021
Forward exchange contracts	$17.2	$70.5	$(10.8)
Treasury locks	—	—	(28.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The pre-tax amount of gains (losses) reclassified from Accumulated other comprehensive loss into the Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related gains and losses on the hedged items during the periods presented, was (in millions):

	2023	2022	2021
Sales	$6.0	$0.7	$1.9
Cost of sales	33.4	21.8	(25.4)
Selling, general and administrative expenses	—	(0.9)	1.5
Interest expense	(3.5)	(3.6)	(2.3)
Total	$35.9	$18.0	$(24.3)
Approximately $19.4 million of pre-tax net unrealized gains on cash flow hedges as of September 30, 2023, will be reclassified into earnings during the next twelve months. We expect that these net unrealized gains will be offset when the hedged items are recognized in earnings.
Net Investment Hedges
We use foreign currency forward exchange contracts and foreign currency denominated debt obligations to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedges) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all instruments that are designated as net investment hedges and meet effectiveness requirements, the net changes in value of the designated hedging instruments are recorded in Accumulated other comprehensive loss within Shareowners’ equity where they offset gains and losses recorded on our net investments globally. To the extent forward exchange contracts or foreign currency denominated debt designated as net investment hedges are ineffective, changes in value are recorded in earnings through the maturity date. There was no impact on earnings due to ineffective net investment hedges. At September 30, 2023 and 2022, we had no foreign currency forward exchange contracts designated as net investment hedges.
The pre-tax amount of losses recorded in Other comprehensive income (loss) related to net investment hedges that would have been recorded in the Consolidated Statement of Operations had they not been so designated was not material.
Derivatives Not Designated as Hedging Instruments
Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. We enter into foreign currency forward exchange contracts that we do not designate as hedging instruments to offset the transaction gains or losses associated with some of these assets and liabilities. Gains and losses on derivative financial instruments for which we do not elect hedge accounting are recognized in the Consolidated Statement of Operations in each period, based on the change in the fair value of the derivative financial instruments. At September 30, 2023, we had a U.S. dollar-equivalent gross notional amount of $1,178.1 million of foreign currency forward exchange contracts not designated as hedging instruments.
The pre-tax amount of gains (losses) from forward exchange contracts not designated as hedging instruments recognized in the Consolidated Statement of Operations was (in millions):

	2023	2022	2021
Cost of sales	$1.6	$0.5	$(0.2)
Other (expense) income	(19.2)	38.6	(8.1)
Total	$(17.6)	$39.1	$(8.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivative Instruments
We recognize all derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheet. We value our forward exchange contracts using a market approach. We use a valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during fiscal 2023, 2022, or 2021. It is our policy to execute such instruments with major financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities. Our foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries. The U.S. dollar-equivalent gross notional amount of our forward exchange contracts totaled $2,254.0 million at September 30, 2023. Currency pairs (buy/sell) comprising the most significant contract notional values were Euro/United States dollar (USD), USD/Canadian dollar, USD/Swiss Franc, and USD/Mexican peso.
The fair value of our derivatives and their location in our Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2023	September 30, 2022
Forward exchange contracts	Other current assets	$23.5	$52.2
Forward exchange contracts	Other assets	5.6	8.0
Forward exchange contracts	Other current liabilities	(2.0)	(10.2)
Forward exchange contracts	Other liabilities	(0.7)	(1.0)
Total		$26.4	$49.0

		Fair Value (Level 2)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2023	September 30, 2022
Forward exchange contracts	Other current assets	$20.1	$59.9
Forward exchange contracts	Other current liabilities	(8.8)	(21.0)
Total		$11.3	$38.9
Refer to Note 1 for further information regarding levels in the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Shareowners’ Equity
Common Stock
At September 30, 2023, the authorized stock of the Company consisted of one billion shares of common stock, par value $1.00 per share, and 25 million shares of preferred stock, without par value. At September 30, 2023, 13.5 million shares of authorized common stock were reserved for various incentive plans.
Changes in outstanding common shares are summarized as follows (in millions):

	2023	2022	2021
Beginning balance	115.2	116.0	116.2
Treasury stock purchases	(1.2)	(1.3)	(1.1)
Common stock issued (including share-based compensation impact)	0.8	0.5	0.9
Ending balance	114.8	115.2	116.0
At September 30, 2023 and 2022, there were $1.1 million and $1.6 million, respectively, of outstanding common stock share repurchases recorded in Accounts payable.
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss attributable to Rockwell Automation by component were (in millions):

	Pension and other postretirement benefit plan adjustments, net of tax (Note 14)	Accumulated currency translation adjustments, net of tax	Net unrealized (losses) gains on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2020	$(1,271.2)	$(311.5)	$(31.5)	$(1,614.2)
Other comprehensive income (loss) before reclassifications	438.9	31.4	(29.2)	441.1
Amounts reclassified from accumulated other comprehensive loss	138.2	—	17.8	156.0
Other comprehensive income (loss)	577.1	31.4	(11.4)	597.1
Balance as of September 30, 2021	$(694.1)	$(280.1)	$(42.9)	$(1,017.1)
Other comprehensive income (loss) before reclassifications	170.7	(184.9)	51.2	37.0
Amounts reclassified from accumulated other comprehensive loss	75.6	—	(13.0)	62.6
Other comprehensive income (loss)	246.3	(184.9)	38.2	99.6
Balance as of September 30, 2022	$(447.8)	$(465.0)	$(4.7)	$(917.5)
Other comprehensive (loss) income before reclassifications	(49.7)	100.1	12.8	63.2
Amounts reclassified from accumulated other comprehensive loss	90.4	—	(26.2)	64.2
Other comprehensive income (loss)	40.7	100.1	(13.4)	127.4
Balance as of September 30, 2023	$(407.1)	$(364.9)	$(18.1)	$(790.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reclassifications out of Accumulated other comprehensive loss to the Consolidated Statement of Operations were (in millions):

	Year Ended September 30,			Affected Line in the Consolidated Statement of Operations
	2023	2022	2021
Pension and other postretirement benefit plan adjustments (1)
Amortization of prior service cost (credit)	$0.1	$(0.2)	$(4.0)	Other (expense) income
Amortization of net actuarial (gain) loss	(2.1)	60.1	142.5	Other (expense) income
Settlement and curtailment charges	123.4	38.6	39.8	Other (expense) income
	121.4	98.5	178.3	Income before income taxes
	(31.0)	(22.9)	(40.1)	Income tax provision
	$90.4	$75.6	$138.2	Net income attributable to Rockwell Automation, Inc.

Net unrealized (gains) losses on cash flow hedges
Forward exchange contracts	$(6.0)	$(0.7)	$(1.9)	Sales
Forward exchange contracts	(33.4)	(21.8)	25.4	Cost of sales
Forward exchange contracts	—	0.9	(1.5)	Selling, general and administrative expenses
Treasury locks related to 2019 and 2021 debt issuances	3.5	3.6	2.3	Interest expense
	(35.9)	(18.0)	24.3	Income before income taxes
	9.7	5.0	(6.5)	Income tax provision
	$(26.2)	$(13.0)	$17.8	Net income attributable to Rockwell Automation, Inc.

Total reclassifications	$64.2	$62.6	$156.0	Net income attributable to Rockwell Automation, Inc.
(1) These components are included in the computation of net periodic benefit costs. See Note 14 for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Share-Based Compensation
During 2023, 2022, and 2021, we recognized $88.3 million, $68.1 million, and $51.7 million of pre-tax share-based compensation expense, respectively. The total income tax benefit related to share-based compensation expense was $14.9 million, $11.2 million, and $8.6 million during 2023, 2022, and 2021, respectively. As of September 30, 2023, total unrecognized compensation cost related to share-based compensation awards, net of estimated forfeitures, was $106.5 million, which we expect to recognize over a weighted average period of approximately 1.7 years.
During 2020, we adopted, and our shareowners approved, our 2020 Long-Term Incentives Plan (2020 Plan), which replaced our 2012 Long-Term Incentives Plan, as amended (2012 Plan), and our 2003 Directors Stock Plan, as amended (Directors Plan). Our 2020 Plan authorizes us to deliver up to 13.0 million shares of our common stock upon exercise of stock options, upon grant, or in payment of stock appreciation rights, performance shares, performance units, restricted stock units, or restricted stock. Our Directors Plan authorized us to deliver up to 0.5 million shares of our common stock upon exercise of stock options, upon grant, or in payment of restricted stock units. Shares relating to awards under our 2012 Plan that terminate by expiration, forfeiture, cancellation, or otherwise without the issuance or delivery of shares or that are settled in cash in lieu of shares will be available for further awards under the 2020 Plan. Approximately 8.4 million shares under our 2020 Plan remain available for future grant or payment at September 30, 2023. We use treasury stock to deliver shares of our common stock under these plans. Our 2020 Plan does not permit share-based compensation awards to be granted after February 4, 2030.
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
The per share weighted average fair value of stock options granted during the years ended September 30, 2023, 2022, and 2021, was $77.62, $87.68, and $55.50, respectively. The total intrinsic value of stock options exercised was $69.8 million, $52.8 million, and $108.4 million during 2023, 2022, and 2021, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	2023	2022	2021
Average risk-free interest rate	3.78%	0.38%	0.38%
Expected dividend yield	1.82%	1.28%	1.73%
Expected volatility	34%	31%	31%
Expected term (years)	4.8	4.8	4.9
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
A summary of stock option activity for the year ended September 30, 2023, is as follows:

	Shares (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value of In-The-Money Options (in millions)
Outstanding at October 1, 2022	2,246	$186.72
Granted	233	259.82
Exercised	(539)	165.34
Forfeited	(14)	282.78
Canceled	(2)	350.76
Outstanding at September 30, 2023	1,924	200.03	5.6	$172.9
Exercisable at September 30, 2023	1,554	180.80	4.9	165.4
The amount of options expected to vest is materially consistent with those outstanding and not yet exercisable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance Share Awards
Certain officers and key employees are also eligible to receive shares of our common stock in payment of performance share awards granted to them. Grantees of performance shares will be eligible to receive shares of our common stock depending upon our total shareowner return, assuming reinvestment of all dividends, relative to the performance of companies in the S&P 500 Index over a three-year period for the awards granted in fiscal 2020. The number of shares actually earned for awards granted in fiscal 2020 will range from zero percent to 200 percent of the targeted number of performance shares for the three-year performance periods and will be paid, to the extent earned, in the fiscal quarter following the end of the applicable three-year performance period. Beginning with the awards granted in fiscal 2021, the total shareowner return is measured relative to the performance of companies in the following S&P 500 Selected GICS groups: Capital Goods, Software and Services, and Technology Hardware and Equipment. The number of shares actually earned for awards granted in fiscal 2023, 2022, and 2021 will range from zero percent to 200 percent of the targeted number of performance shares for the three-year performance periods and will be paid, to the extent earned, in the fiscal quarter following the end of the applicable three-year performance period.
A summary of performance share activity for the year ended September 30, 2023, is as follows:

	Shares (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2022	97	$354.29
Granted (1)	66	340.77
Adjustment for performance results achieved (2)	22	265.04
Vested and issued	(48)	265.04
Forfeited	(6)	381.85
Outstanding at September 30, 2023	131	364.57
(1) Performance shares granted assuming achievement of performance goals at target.
(2) Adjustments were due to the number of shares vested under fiscal 2020 awards at the end of the three-year performance period ended September 30, 2022, being higher than the target number of shares.

The following table summarizes information about performance shares vested during the years ended September 30, 2023, 2022, and 2021:

	2023	2022	2021
Percent payout	177%	144%	93%
Shares vested (in thousands)	48	68	31
Total fair value of shares vested (in millions)	$12.5	$23.4	$7.4
For the three-year performance period ending September 30, 2023, the payout will be 92% of the target number of shares, with a maximum of approximately 32,000 shares to be delivered in payment under the awards in December 2023.
The per share fair value of performance share awards granted during the years ended September 30, 2023, 2022, and 2021, was $340.77, $481.28, and $298.10, respectively, which we determined using a Monte Carlo simulation and the following assumptions:

	2023	2022	2021
Average risk-free interest rate	4.08%	0.94%	0.19%
Expected dividend yield	1.82%	1.28%	1.73%
Expected volatility	39%	36%	37%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock and Restricted Stock Units
We grant restricted stock and restricted stock units to certain employees, and non-employee directors may elect to receive a portion of their compensation in restricted stock units. Restrictions on employee restricted stock and employee restricted stock units generally lapse over periods ranging from one to five years. Director restricted stock units generally are payable upon retirement. We value restricted stock and restricted stock units at the closing market value of our common stock on the date of grant. The weighted average fair value of restricted stock and restricted stock unit awards granted during the years ended September 30, 2023, 2022, and 2021, was $263.67, $298.44, and $265.32, respectively. The total fair value of shares vested during the years ended September 30, 2023, 2022, and 2021, was $54.4 million, $35.6 million, and $10.4 million, respectively.
A summary of restricted stock and restricted stock unit activity for the year ended September 30, 2023, is as follows:

	Shares (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2022	448	$271.71
Granted	245	263.67
Vested	(198)	256.98
Forfeited	(28)	279.30
Outstanding at September 30, 2023	467	273.28
We also granted approximately 6,600 shares of unrestricted common stock to non-employee directors during the year ended September 30, 2023. The weighted average grant date fair value of the unrestricted stock awards granted during the years ended September 30, 2023, 2022, and 2021, was $261.56, $345.00, and $228.80, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Retirement Benefits
We sponsor funded and unfunded pension plans and other postretirement benefit plans for our employees. The pension plans provide for monthly pension payments to eligible employees after retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees are primarily based on specified benefit amounts and years of service. Effective July 1, 2010, we closed participation in our U.S. and Canada pension plans to employees hired after June 30, 2010. Employees hired after June 30, 2010, are instead eligible to participate in defined contribution plans. Effective October 1, 2010, we also closed participation in our U.K. pension plan to employees hired after September 30, 2010, and these employees are now eligible for a defined contribution plan. Benefits to be provided to plan participants hired before July 1, 2010, or October 1, 2010, respectively, are not affected by these changes. Our policy with respect to funding our pension obligations is to fund at a minimum the amount required by applicable laws and governmental regulations. We were not required to make contributions to satisfy minimum funding requirements in our U.S. pension plans in 2023, 2022, or 2021. We did not make voluntary contributions to our U.S. qualified pension plan in 2023, 2022, and 2021.
We sponsor various defined contribution savings plans that allow eligible employees to contribute a portion of their income in accordance with plan specific guidelines. We contribute to savings plans and/or will match a percentage of the employee contributions up to certain limits. The Company contributions to defined contribution plans are based on age and years of service and range from 3% to 7% of eligible compensation. However, effective from May 2020 through November 2020, we temporarily suspended the 401(k) matching contribution for all U.S. employees to address the then-current and anticipated economic conditions resulting from the global COVID-19 pandemic. Expense related to these plans was $76.9 million in 2023, $63.8 million in 2022, and $58.5 million in 2021.
Other postretirement benefits are primarily in the form of retirement medical plans that cover certain employees in the U.S. and Canada and provide for the payment of certain medical costs of eligible employees and dependents after retirement. The postretirement benefit plan was closed to employees hired after December 31, 2004.
Net Periodic Benefit Cost (Income)
The components of net periodic benefit cost (income) were (in millions):

	Pension Benefits			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Service cost	$42.0	$70.9	$90.1	$0.6	$0.8	$1.2
Interest cost	149.7	135.6	125.6	2.2	1.3	1.2
Expected return on plan assets	(190.6)	(230.7)	(241.3)	—	—	—
Amortization of prior service cost (credit)	0.1	0.6	1.4	—	(0.8)	(5.4)
Amortization of net actuarial (gain) loss	(2.6)	59.4	141.4	0.5	0.7	1.1
Settlement and curtailment charges	123.4	38.6	39.8	—	—	—
Net periodic benefit cost (income)	$122.0	$74.4	$157.0	$3.3	$2.0	$(1.9)
The service cost component is included in Cost of sales and Selling, general and administrative expenses in the Consolidated Statement of Operations. All other components are included in Other (expense) income in the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant assumptions used in determining net periodic benefit cost (income) were (in weighted averages):

	Pension Benefits			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021
U.S. Plans
Discount rate	5.65%	3.86%	2.90%	5.70%	2.50%	2.15%
Expected return on plan assets	7.00%	7.00%	7.25%	—	—	—
Compensation increase rate	3.30%	3.40%	3.40%	—	—	—
Non-U.S. Plans
Discount rate	4.35%	2.01%	1.56%	5.10%	2.90%	2.20%
Expected return on plan assets	4.93%	4.59%	4.68%	—	—	—
Compensation increase rate	3.03%	3.00%	2.90%	—	—	—
Net Benefit Obligation
Benefit obligation, plan assets, funded status, and net liability information is summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
Benefit obligation at beginning of year	$3,165.6	$4,751.8	$44.2	$51.5
Service cost	42.0	70.9	0.6	0.8
Interest cost	149.7	135.6	2.2	1.3
Actuarial losses (gains)	81.1	(1,216.8)	8.7	(1.1)
Plan amendments	—	4.6	—	—
Plan participant contributions	1.8	2.2	4.2	3.8
Benefits paid	(151.1)	(153.8)	(13.3)	(11.7)
Settlements and curtailments	(585.6)	(320.4)	—	—
Currency translation and other	47.3	(108.5)	(0.2)	(0.4)
Benefit obligation at end of year	2,750.8	3,165.6	46.4	44.2
Plan assets at beginning of year	2,903.9	4,192.2	—	—
Actual return on plan assets	209.7	(768.0)	—	—
Company contributions	26.6	54.3	9.1	7.9
Plan participant contributions	1.8	2.2	4.2	3.8
Benefits paid	(151.1)	(153.8)	(13.3)	(11.7)
Settlements and curtailments	(585.6)	(312.2)	—	—
Currency translation and other	52.1	(110.8)	—	—
Plan assets at end of year	2,457.4	2,903.9	—	—
Funded status of plans	$(293.4)	$(261.7)	$(46.4)	$(44.2)

Net amount on balance sheet consists of
Other assets	$150.4	$158.8	$—	$—
Compensation and benefits	(16.8)	(15.1)	(7.1)	(6.4)
Retirement benefits	(427.0)	(405.4)	(39.3)	(37.8)
Net amount on balance sheet	$(293.4)	$(261.7)	$(46.4)	$(44.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The actuarial losses recorded within the benefit obligation in 2023 were primarily the result of significant lump sum payments made using a lower discount rate than our valuation rate. The actuarial gains recorded in 2022 were primarily the result of an increase in the discount rate for the U.S. Plans, which increased from 3.10% in 2021 to 5.65% in 2022. Approximately 70 percent of our 2023 global projected benefit obligation relates to our U.S. pension plan.
Amounts included in Accumulated other comprehensive loss, net of tax, which have not yet been recognized in net periodic benefit cost (income) are as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
Prior service (credit) cost	$(153.2)	$(61.3)	$4.7	$4.7
Net actuarial loss	548.9	503.9	6.7	0.5
Total	$395.7	$442.6	$11.4	$5.2
During 2023, we recognized prior service costs (credits), settlements, and curtailments of $123.5 million ($91.9 million net of tax) and net actuarial gains of $2.1 million ($1.5 million net of tax) in pension and other postretirement net periodic benefit cost (income), which were included in Accumulated other comprehensive loss at September 30, 2022.
The accumulated benefit obligation for our pension plans was $2,584.6 million and $2,982.0 million at September 30, 2023 and 2022, respectively.
Information regarding our pension plans with projected benefit obligations in excess of the fair value of plan assets (underfunded plans) are as follows (in millions):

	2023	2022
Projected benefit obligation	$2,082.7	$2,529.0
Fair value of plan assets	1,638.9	2,108.5
Information regarding our pension plans with accumulated benefit obligations in excess of the fair value of plan assets (underfunded plans) are as follows (in millions):

	2023	2022
Accumulated benefit obligation	$1,926.2	$2,365.5
Fair value of plan assets	1,626.7	2,108.5
Significant assumptions used in determining the benefit obligations were (in weighted averages):

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
U.S. Plans
Discount rate	6.10%	5.65%	6.20%	5.70%
Compensation increase rate	3.60%	3.30%	—	—
Health care cost trend rate (1)	—	—	6.50%	6.50%
Non-U.S. Plans
Discount rate	4.65%	4.35%	5.75%	5.10%
Compensation increase rate	3.24%	3.03%	—	—
Health care cost trend rate (1)	—	—	4.50%	4.50%
(1) The health care cost trend rate reflects the estimated increase in gross medical claims costs. As a result of the plan amendment adopted effective October 1, 2002, our effective per person retiree medical cost increase is zero percent beginning in 2005 for the majority of our postretirement benefit plans. For our other plans, we assume the gross health care cost trend rate will remain at 6.50% in 2024 and decrease to 5.00% in 2025 for U.S. Plans and will not change in future periods for Non-U.S. Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Future Payments
We expect to contribute $26.6 million related to our global pension plans and $7.3 million to our postretirement benefit plans in 2024.
The following benefit payments, which include employees’ expected future service, as applicable, are expected to be paid (in millions):

	Pension Benefits	Other Postretirement Benefits
2024	$302.8	$7.3
2025	210.5	6.8
2026	213.4	6.2
2027	226.6	5.6
2028	222.4	5.0
2029-2033	1,124.7	15.5
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

	Target	September 30,
Asset Category	Allocations	2023	2022
Equity securities	38%	50%	53%
Debt securities	52%	43%	41%
Other	10%	7%	6%
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
As of September 30, 2023 and 2022, our pension plans do not directly own our common stock.
In certain countries where we operate, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, we typically make benefit payments directly from cash as they become due, rather than by creating a separate pension fund.
The valuation methodologies used for our pension plans’ investments measured at fair value are described as follows. There have been no changes in the methodologies used at September 30, 2023 and 2022.
Preferred and common stock — Valued at the closing price reported on the active market on which the individual securities are traded.
Mutual funds — Valued at the closing price reported on the active market on which the individual funds are traded.
Preferred and corporate debt — Valued at either the yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flow approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks.

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
Private equity and alternative equity — Valued at the estimated fair value, as determined by and subject to the judgment of, the respective fund manager based on the NAV of the investment units held at year end.
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
Insurance contracts — Valued at the aggregate amount of accumulated contribution and investment income, less amounts used to make benefit payments and administrative expenses, which approximates fair value.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our pension plans’ investments measured at fair value as of September 30, 2023 (in millions):

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash and cash equivalents	$3.2	$—	$—	$3.2
Equity securities
Mutual funds	40.5	—	—	40.5
Preferred and common stock	381.8	—	—	381.8
Common collective trusts	—	447.4	—	447.4
Fixed income securities
Preferred and corporate debt	—	387.2	—	387.2
Government securities	212.3	30.2	—	242.5
Common collective trusts	—	104.5	—	104.5
Total U.S. Plans investments in fair value hierarchy	$637.8	$969.3	$—	1,607.1
U.S. Plans investments measured at NAV
Private equity and alternative equity				11.7
Total U.S. Plans investments				1,618.8
Non-U.S. Plans
Cash and cash equivalents	$7.0	$—	$—	7.0
Equity securities
Preferred and common stock	154.7	—	—	154.7
Common collective trusts	—	209.7	—	209.7
Fixed income securities
Preferred and corporate debt	—	30.3	—	30.3
Government securities	0.8	—	—	0.8
Common collective trusts	—	294.5	—	294.5
Other types of investments
Real estate funds	—	55.3	—	55.3
Insurance contracts	—	—	65.2	65.2
Other	—	—	2.4	2.4
Total Non-U.S. Plans investments in fair value hierarchy	$162.5	$589.8	$67.6	819.9
Non-U.S. Plans investments measured at NAV
Real estate funds				18.7
Total Non-U.S. Plans investments				838.6
Total investments measured at fair value				$2,457.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our pension plans’ investments measured at fair value as of September 30, 2022 (in millions):

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash and cash equivalents	$3.1	$—	$—	$3.1
Equity securities
Mutual funds	53.1	—	—	53.1
Preferred and common stock	532.9	—	—	532.9
Common collective trusts	—	621.1	—	621.1
Fixed income securities
Preferred and corporate debt	—	453.1	—	453.1
Government securities	224.8	41.6	—	266.4
Common collective trusts	—	143.6	—	143.6
Total U.S. Plans investments in fair value hierarchy	$813.9	$1,259.4	$—	2,073.3
U.S. Plans investments measured at NAV
Private equity and alternative equity				18.0
Total U.S. Plans investments				2,091.3
Non-U.S. Plans
Cash and cash equivalents	$13.3	$—	$—	13.3
Equity securities
Preferred and common stock	143.2	—	—	143.2
Common collective trusts	—	185.1	—	185.1
Fixed income securities
Preferred and corporate debt	—	39.7	—	39.7
Government securities	1.3	—	—	1.3
Common collective trusts	—	291.3	—	291.3
Other types of investments
Real estate funds	—	63.7	—	63.7
Insurance contracts	—	—	54.9	54.9
Other	—	—	3.8	3.8
Total Non-U.S. Plans investments in fair value hierarchy	$157.8	$579.8	$58.7	796.3
Non-U.S. Plans investments measured at NAV
Real estate funds				16.3
Total Non-U.S. Plans investments				812.6
Total investments measured at fair value				$2,903.9
The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2023 (in millions):

	Balance September 30, 2022	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, and Settlements, Net	Balance September 30, 2023
Non-U.S. Plans
Insurance contracts	$54.9	$—	$9.6	$0.7	$65.2
Other	3.8	—	—	(1.4)	2.4
	$58.7	$—	$9.6	$(0.7)	$67.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2022 (in millions):

	Balance October 1, 2021	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, and Settlements, Net	Balance September 30, 2022
U.S. Plans
Insurance contracts	$0.9	$—	$—	$(0.9)	$—
Non-U.S. Plans
Insurance contracts	106.2	—	(50.9)	(0.4)	54.9
Other	4.7	—	(0.7)	(0.2)	3.8
	$111.8	$—	$(51.6)	$(1.5)	$58.7
15. Other (Expense) Income
The components of Other (expense) income were (in millions):

	2023	2022	2021
Interest income	$9.7	$4.4	$1.6
Royalty income	13.2	10.9	10.2
Legacy product liability and environmental charges	(18.1)	(15.6)	(10.6)
Non-operating pension and postretirement benefit cost	(82.7)	(4.7)	(63.8)
Legal settlement (Note 17)	—	—	70.0
Other	6.6	3.4	(1.7)
Other (expense) income	$(71.3)	$(1.6)	$5.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Income Taxes
Selected income tax data (in millions):

	2023	2022	2021
Components of Income before income taxes
United States	$794.2	$371.3	$885.1
Non-United States	814.3	702.3	641.1
Total	$1,608.5	$1,073.6	$1,526.2

Components of Income tax provision
Current
United States	$221.3	$71.6	$149.6
Non-United States	160.6	102.9	190.7
State and local	48.7	13.6	25.7
Total current	430.6	188.1	366.0
Deferred
United States	(84.6)	(10.7)	(154.7)
Non-United States	6.0	(13.0)	(19.0)
State and local	(21.5)	(9.9)	(10.4)
Total deferred	(100.1)	(33.6)	(184.1)
Income tax provision	$330.5	$154.5	$181.9

Total income taxes paid	$344.9	$340.2	$329.3
Income tax liabilities of $175.3 million and $233.7 million related to the U.S. transition tax under the Tax Cuts and Jobs Act of 2017 (the Tax Act) that are payable greater than 12 months from September 30, 2023 and 2022, respectively, are recorded in Other liabilities in the Consolidated Balance Sheet. Furthermore, taxes paid as a result of the transition tax was $31.1 million during the year ended September 30, 2023 and $31.2 million during each of the years ended September 30, 2022 and 2021, respectively, as included in total income taxes paid.
Effective Tax Rate Reconciliation
The reconciliation between the U.S. federal statutory rate and our effective tax rate was:

	2023	2022	2021
Statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes	1.5	0.5	1.4
Non-United States taxes	(4.7)	(5.4)	(3.8)
Repatriation of foreign earnings	0.9	1.1	0.9
Foreign-derived intangible income	(0.6)	(0.5)	(2.8)
Settlements with taxing authorities	0.3	—	(1.0)
Change in valuation allowance (1)	4.1	(0.5)	(1.7)
Share-based compensation	(0.6)	(1.0)	(1.1)
Research and development tax credit	(1.3)	(1.0)	(0.6)
Other	(0.1)	0.2	(0.4)
Effective income tax rate	20.5%	14.4%	11.9%
(1) During fiscal 2021, we reversed our valuation allowance against deferred tax assets associated with the change in fair value of the PTC Shares. This resulted in a decrease to the effective tax rate of 1.7% and no remaining valuation allowance related to PTC Shares, as described further in the table below. During fiscal year 2023, the effective tax rate increased by 4.1% resulting from a valuation allowance recorded on certain deferred tax assets of our Sensia joint venture and tax effects of the related goodwill impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We operate in certain non-U.S. tax jurisdictions under government-sponsored tax incentive programs, which may be extended if certain additional requirements are met. The program, which generates the primary benefit has been extended to expire in 2032. The tax benefit attributable to these programs was $62.1 million ($0.54 per diluted share) in 2023, $58.3 million ($0.50 per diluted share) in 2022, and $61.2 million ($0.52 per diluted share) in 2021.

Deferred Taxes
The tax effects of temporary differences that give rise to our net deferred income tax assets (liabilities) consists of (in millions):

	2023	2022
Deferred income tax assets
Compensation and benefits	$35.0	$26.7
Inventory	15.5	10.4
Returns, rebates, and incentives	75.1	61.7
Retirement benefits	85.4	80.7
Environmental remediation and other site-related costs	23.6	23.6
Share-based compensation	22.7	21.5
Other accruals and reserves	333.3	249.9
Net operating loss carryforwards	60.8	85.2
Tax credit carryforwards	9.2	19.3
Capital loss carryforwards	14.4	13.0
Other	48.1	10.7
Subtotal	723.1	602.7
Valuation allowance	(89.1)	(23.1)
Net deferred income tax assets	634.0	579.6
Deferred income tax liabilities
Property	(44.1)	(36.9)
Intangible assets	(144.8)	(149.8)
Investments	—	(26.0)
Unremitted earnings of foreign subsidiaries	(27.2)	(20.0)
Other	(1.8)	(2.1)
Deferred income tax liabilities	(217.9)	(234.8)
Total net deferred income tax assets	$416.1	$344.8
We provide for deferred taxes on the majority of earnings of our non-U.S. subsidiaries and have done so since the enactment of the Tax Act in 2017. We do not provide for deferred taxes on a limited number of our non-U.S. subsidiaries established in jurisdictions that apply significant restrictions for repatriating cash. The amount of cumulative non-distributed earnings considered to be indefinitely reinvested outside the U.S. at September 30, 2023, is $125.8 million. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution of these earnings.
We believe it is more likely than not that we will realize our deferred tax assets through the reduction of future taxable income, other than for the deferred tax assets reflected below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tax attributes and related valuation allowances at September 30, 2023 consists of (in millions):

Tax attributes and related valuation allowances	Tax Benefit Amount	Valuation Allowance	Carryforward Period Ends
Non-United States net operating loss carryforward	$5.9	$2.5	2024	-	9/30/2030
Non-United States net operating loss carryforward	46.1	39.3	Indefinite
Non-United States capital loss carryforward	14.4	14.4	Indefinite
United States credit carryforward	0.9	—	2030	-	2041
United States net operating loss carryforward	0.1	—	2024	-	2036
State and local net operating loss carryforward	8.7	1.0	2024	-	2040
State tax credit carryforward	8.3	—	2024	-	2037
Subtotal	84.4	57.2
Other deferred tax assets	31.9	31.9	Indefinite
Total	$116.3	$89.1
Unrecognized Tax Benefits
A reconciliation of our gross unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2023	2022	2021
Gross unrecognized tax benefits balance at beginning of year	$3.9	$4.3	$25.5
Additions based on tax positions related to the current year	3.9	0.1	0.1
Additions based on tax positions related to prior years	3.2	—	0.4
Reductions related to settlements with taxing authorities	(1.0)	(0.5)	(18.1)
Reductions related to lapses of statute of limitations	(0.2)	—	(3.6)
Gross unrecognized tax benefits balance at end of year	$9.8	$3.9	$4.3
The amount of gross unrecognized tax benefits that would reduce our effective tax rate if recognized was $9.8 million, $3.9 million, and $4.3 million at September 30, 2023, 2022, and 2021, respectively.
Accrued interest and penalties related to unrecognized tax benefits were $0.9 million, $1.4 million, $1.5 million at September 30, 2023, 2022, and 2021 respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision. Benefits recognized in 2023, 2022, and 2021 were $0.5 million, $0.0 million, and $2.5 million, respectively.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $2.3 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $3.1 million.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2018, U.S. state and local income tax examinations for years before 2014, and non-U.S. income tax examinations for years before 2008.

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
Based on our assessment, we believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material effect on our business, financial condition, or results of operations. We cannot assess the possible effect of compliance with future requirements. Environmental remediation cost liabilities, net of related expected recoveries, were $44.5 million and $46.0 million as of September 30, 2023 and 2022, respectively.
Conditional Asset Retirement Obligations
We accrue for costs related to a legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development, or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional. Identified conditional asset retirement obligations include asbestos abatement and remediation of soil contamination beneath current and previously divested facilities and lease restoration costs. We estimate conditional asset retirement obligations using site-specific knowledge and historical industry expertise. There have been no significant changes in liabilities incurred, liabilities settled, accretion expense, or revisions in estimated cash flows for the years ended September 30, 2023, 2022, and 2021. Conditional asset retirement obligations, net of related expected recoveries, were $38.8 million and $24.6 million as of September 30, 2023 and 2022, respectively.
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
Additionally, we have maintained insurance coverage that includes indemnity and defense costs, over and above self-insured retentions, for many of these claims. We believe these arrangements will provide substantial coverage for future defense and indemnity costs for these asbestos claims for many years into the future. The uncertainties of asbestos claim litigation make it difficult to predict accurately the ultimate outcome of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on our experience defending asbestos claims, we do not believe these lawsuits will have a material effect on our business, financial condition, or results of operations. Asbestos liabilities, net of related insurance coverage, were $20.0 million and $14.3 million as of September 30, 2023 and 2022, respectively.

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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale and at times in other contracts with third parties. As of September 30, 2023, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition, or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition, or results of operations in a particular period. During the first quarter of fiscal 2021, we reached a favorable settlement agreement regarding litigation of a trademark infringement and false advertising matter and received $70 million. The settlement gain is recorded in Other (expense) income in the Consolidated Statement of Operations.
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
The components of lease expense were (in millions):

	2023	2022	2021
Operating lease expense (1)	$100.2	$103.6	$109.8
Variable lease expense (2)	18.8	16.6	15.8
Finance lease expense
Amortization of right-of-use assets	5.2	6.9	1.7
Interest on lease liabilities	0.3	0.6	0.4
Total lease expense	$124.5	$127.7	$127.7
(1) Operating lease expense includes short-term lease expense, which was not material.
(2) Variable lease expense includes sublease income, which was not material.
Supplemental balance sheet information related to leases consists of:

	2023	2022
Weighted average remaining lease term
Operating leases	5.8 years	6.3 years
Finance leases	1.6 years	3.0 years
Weighted average discount rate
Operating leases	3.03%	2.07%
Finance leases	3.27%	2.04%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Undiscounted maturities of lease liabilities as of September 30, 2023, were (in millions):

	Finance Leases	Operating Leases
2024	$7.0	$93.5
2025	3.4	82.9
2026	—	64.4
2027	—	49.1
2028	—	35.4
Thereafter	—	73.9
Total undiscounted lease payments	$10.4	$399.2
Less: Imputed interest	(0.3)	(30.5)
Total lease liabilities	$10.1	$368.7
As of September 30, 2023, we have additional operating leases for facilities that have not yet commenced with undiscounted lease obligations of approximately $52.1 million. These leases will commence in fiscal 2024.
Supplemental cash flow information related to leases consists of (in millions):

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$101.7	$102.9	$108.5
Operating cash flows from finance leases	0.3	0.6	0.4
Financing cash flows from finance leases	5.5	8.8	1.8
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$93.3	$63.4	$90.6
Financing leases	—	11.8	0.9
19. Business Segment Information
We determine our operating segments based on the information used by our chief operating decision maker, our Chief Executive Officer, to allocate resources and assess performance. We organize our business into three operating segments: Intelligent Devices, Software & Control, and Lifecycle Services. This structure emphasizes our essential offerings, leverages our sharpened industry focus, and recognizes the growing importance of software in delivering value to our customers. The composition of our segments is as follows:
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
Lifecycle Services
The Lifecycle Services operating segment contains a complete portfolio of professionally delivered services and annually recurring managed support contracts. This comprehensive portfolio combines technology and domain expertise to help maximize customers’ investment and provide total lifecycle support as they innovate, design, operate, and sustain their business investments. This includes:
•consulting services including cybersecurity and digital transformation strategy and design;
•professional services including global automation and information program and project management and delivery capabilities;
•connected services including operational technology/plant network, cloud, predictive/prescriptive analytics, remote support, and managed services;
•field services including asset management, on-site support, and safety;
•workforce services including instructor-led and virtual training, learning, and enablement;
•industrial automation and information solutions and custom-engineered systems that incorporate our own and third-party hardware and software products; and
•Sensia Joint Venture, which exclusively serves the oil, gas, and petrochemical industry through a combination of connected products and digital automation services and solutions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sales and operating results of our reportable segments were (in millions):

	2023	2022	2021
Sales
Intelligent Devices	$4,098.2	$3,544.6	$3,311.9
Software & Control	2,886.0	2,312.9	1,947.0
Lifecycle Services	2,073.8	1,902.9	1,738.5
Total	$9,058.0	$7,760.4	$6,997.4
Segment operating earnings
Intelligent Devices	$828.2	$717.6	$702.1
Software & Control	953.2	666.7	531.0
Lifecycle Services	148.4	158.3	158.2
Total	1,929.8	1,542.6	1,391.3
Purchase accounting depreciation and amortization, and impairment	(264.4)	(103.9)	(55.1)
Corporate and other	(127.9)	(104.7)	(120.6)
Non-operating pension and postretirement benefit cost	(82.7)	(4.7)	(63.8)
Change in fair value of investments	279.3	(136.9)	397.4
Legal settlement	—	—	70.0
Interest expense, net	(125.6)	(118.8)	(93.0)
Income before income taxes	$1,608.5	$1,073.6	$1,526.2
Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before purchase accounting depreciation and amortization, impairment, corporate and other, non-operating pension and postretirement benefit cost, change in fair value of investments, the $70 million legal settlement in fiscal 2021, interest expense, net, and income tax provision. Depending on the product, intersegment sales within a single legal entity are either at cost or cost plus a mark-up, which does not necessarily represent a market price. Sales between legal entities are at an appropriate transfer price. We allocate costs related to shared segment operating activities to the segments consistent with the methodology used by management to assess segment performance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the identifiable assets at September 30, 2023, 2022, and 2021, and the provision for depreciation and amortization and the amount of capital expenditures for property for the years then ended, for each of the reportable segments and Corporate (in millions):

	2023	2022	2021
Identifiable assets
Intelligent Devices	$2,676.2	$2,070.0	$2,143.3
Software & Control	4,240.7	3,887.6	4,000.4
Lifecycle Services	1,835.8	1,968.4	2,124.3
Corporate	2,551.3	2,832.7	2,433.6
Total	$11,304.0	$10,758.7	$10,701.6
Depreciation and amortization
Intelligent Devices	$49.7	$45.8	$48.6
Software & Control	55.8	47.0	49.1
Lifecycle Services	35.5	40.5	35.3
Corporate	2.5	1.7	1.7
Total	143.5	135.0	134.7
Purchase accounting depreciation and amortization	106.9	103.9	55.1
Total	$250.4	$238.9	$189.8
Capital expenditures for property
Intelligent Devices	$60.7	$45.6	$52.0
Software & Control	40.2	29.7	30.4
Lifecycle Services	23.7	32.9	19.6
Corporate	35.9	32.9	18.3
Total	$160.5	$141.1	$120.3
Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, prepaid pension, and property. Property shared by the segments and used in operating activities is also reported in Corporate identifiable assets and Corporate capital expenditures. Corporate identifiable assets include shared net property balances of $240.9 million, $205.8 million, and $275.8 million at September 30, 2023, 2022, and 2021, respectively, for which depreciation expense has been allocated to segment operating earnings based on the expected benefit to be realized by each segment. Corporate capital expenditures in 2023, 2022, and 2021, primarily consist of property that will be shared by our operating segments.
We conduct a significant portion of our business activities outside the United States. The following tables present sales and property by geographic region (in millions):

	Sales			Property
	2023	2022	2021	2023	2022	2021
North America	$5,224.0	$4,722.0	$4,132.8	$478.8	$430.7	$416.1
Europe, Middle East and Africa	1,870.6	1,437.6	1,405.7	116.4	78.9	91.1
Asia Pacific	1,358.0	1,088.0	1,012.2	66.2	58.6	54.8
Latin America	605.4	512.8	446.7	22.8	18.3	19.9
Total	$9,058.0	$7,760.4	$6,997.4	$684.2	$586.5	$581.9
We attribute sales to the geographic regions based on the country of destination. Sales in North America include $4,773.2 million, $4,315.5 million, and $3,740.2 million related to the U.S. in 2023, 2022, and 2021, respectively.
In most countries, we sell primarily through independent distributors in conjunction with our direct sales force. We sell large systems and service offerings principally through our direct sales force, though opportunities are sometimes identified through distributors. Sales to our two largest distributors in 2023, 2022, and 2021, which are attributable to all three segments, were approximately 20 percent of our total sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Subsequent Events
Clearpath Robotics, Inc.
On October 2, 2023, we acquired Clearpath Robotics, Inc., (Clearpath) a company that specializes in autonomous robotics for industrial applications, headquartered in Ontario, Canada for approximately $565 million of cash and up to $50 million of contingent consideration. As of the acquisition date, we will record a preliminary purchase price allocation for the assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values as of the acquisition date. We expect to allocate a significant portion of the purchase price to goodwill and intangible assets. We will assign the full amount of goodwill to our Intelligent Devices segment. We do not expect the goodwill to be deductible for tax purposes.
Verve Industrial Protection
On November 1, 2023, we acquired Verve Industrial Protection, a cybersecurity software and services company that focuses specifically on industrial environments, for a total purchase consideration, net of cash acquired, of approximately $185 million. As of the acquisition date, we will record a preliminary purchase price allocation for the assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values as of the acquisition date. We expect to allocate a significant portion of the purchase price to goodwill and intangible assets. We will assign the full amount of goodwill to our Lifecycle Services segment. We expect the goodwill to be deductible for tax purposes.
We have not completed our analysis of identifying and estimating the fair value of contingent consideration for the Clearpath acquisition and identifiable intangible assets acquired for both acquisitions. The measurement period for the valuation of net assets acquired ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, but not to exceed 12 months following the acquisition date. Adjustments in purchase price allocations may require a change in the amounts allocated to net assets acquired during the periods in which the adjustments are determined.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners and the Board of Directors of
Rockwell Automation, Inc.
Milwaukee, Wisconsin
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, cash flows, and shareowners’ equity for each of the three years in the period ended September 30, 2023, and the related notes and the schedule listed in the Index at Item 15 (a)(2) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
The Company performed their annual quantitative test for goodwill impairment during the second quarter of fiscal 2023. As of the annual measurement date, the Company determined that the fair value of the Sensia reporting unit exceeded its carrying value by approximately 10 percent and, therefore, no impairment was recognized. Subsequent to the annual quantitative test for goodwill impairment, the Company identified a triggering event in the fourth quarter.
As a result of this triggering event in the fourth quarter, the Company performed an interim quantitative analysis on goodwill for the Sensia reporting unit using a combination of an income approach derived from discounted cash flows and a market multiples approach using selected comparable public companies, consistent with the annual impairment testing. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to the discount rate and forecasts of future revenues and Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) margins. The determination of fair value using the market multiples approach requires management to make significant assumptions related to the selection of the market multiple. As of the fourth quarter testing date, the Sensia reporting unit carrying value of $665.1 million was determined to be in excess of its fair value and an impairment loss of $157.5 million was recorded. Subsequent to the recording of the impairment loss, the Company’s consolidated goodwill balance was $3,529.2 million as of September 30, 2023, of which $160.3 million of goodwill remains within the Sensia reporting unit. Changes in the critical assumptions outlined above could have a significant impact on the fair value of the reporting unit, the amount of any goodwill impairment charge, or both.
We identified the impairment evaluation of goodwill for the Sensia reporting unit as a critical audit matter because of the inherent subjectivity involved in management’s estimates and assumptions related to forecasts of future revenues and EBITDA margins, and selection of the discount rate and market multiple. The audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasts of future revenues and EBITDA margins, and selection of the discount rate and market multiple for the Sensia reporting unit included the following for both quantitative tests, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over management’s development of forecasts of future revenues and EBITDA margins as well as the selection of the discount rate and market multiple.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and those charged with governance of Sensia, and (3) forecasted information included in analyst and industry reports for the Company and its peer companies, including the impact of industry-specific and economic factors on Sensia’s Oil & Gas customers.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by (1) testing the source information underlying the determination of the discount rate; (2) testing the mathematical accuracy of the calculations; and (3) developing a range of independent estimates and comparing those to the discount rate selected by management.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the selected market multiple by (1) assessing the appropriateness of the selected comparable public companies; (2) testing the source information utilized; and (3) comparing the market multiple selected by management to such companies.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
November 8, 2023
We have served as the Company’s auditor since 1967.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness, as of September 30, 2023, of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2023.
The effectiveness of our internal control over financial reporting, as of September 30, 2023, has been audited by Deloitte & Touche LLP, as stated in their report that is included on the previous page.
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

Item 9B. Other Information
During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to the sections entitled Executive Compensation, Election of Directors, Corporate Governance, and Compensation and Talent Management Committee Report in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Other than the information below, the information required by this Item 12 is incorporated by reference to the section entitled Stock Ownership Information in the Proxy Statement.
The following table provides information, as of September 30, 2023, about our common stock that may be issued upon the exercise of options, warrants, and rights granted to employees, consultants, or directors under all of our existing equity compensation plans.

	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by shareowners	2,649,246	(1)	$200.03	(2)	8,398,511	(3)
Equity compensation plans not approved by shareowners	—		n/a		—
Total	2,649,246		$200.03		8,398,511
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

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedule, and Exhibits

(1)Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries)
(2)Financial Statement Schedule for the years ended September 30, 2023, 2022, and 2021

Page
Schedule II—Valuation and Qualifying Accounts	95
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

*10-b-3
Form of Restricted Stock Agreement under the Company’s 2012 Long-Term Incentives Plan for shares of restricted stock awarded to executive officers of the Company after December 5, 2012, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 is hereby incorporated by reference.

*10-b-4
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

*10-b-6	Copy of the Company’s 2020 Long-Term Incentives Plan filed as Appendix A to the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareowners is hereby incorporated by reference.
*10-b-7
Form of Restricted Stock Agreement under the Company’s 2020 Long-Term Incentives Plan for certain awards of shares of restricted stock to executive officers of the Company filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, is hereby incorporated by reference.

*10-b-8
Form of Restricted Stock Unit Agreement under the Company’s 2020 Long-Term Incentives Plan for certain awards of restricted stock units to executive officers of the Company, filed as Exhibit 10-b-13 to the Company's Annual Report on Form 10-K for the year ended September 30, 2020, is hereby incorporated by reference.

*10-b-9
Form of Global Restricted Stock Unit Agreement under the Company’s 2020 Long-Term Incentives Plan for certain awards of restricted stock units to executive officers of the Company after December 9, 2020, filed as Exhibit 10-b-14 to the Company's Annual Report on Form 10-K for the year ended September 30, 2020, is hereby incorporated by reference.

*10-b-10
Form of Stock Option Agreement for U.S. Employees under the Company’s 2020 Long-Term Incentives Plan for options awarded to executive officers of the Company after December 9, 2020, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, is hereby incorporated by reference.

*10-b-11
Form of Restricted Stock Unit Agreement for U.S. Employees under the Company’s 2020 Long-Term Incentives Plan for restricted stock units awarded to executive officers of the Company after December 9, 2020, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, is hereby incorporated by reference.

*10-b-12
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

21	List of Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Rockwell Automation, Inc. Executive Compensation Recoupment Policy.

101	Interactive Data Files.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____

_____________________

*	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC.

By	/s/ NICHOLAS C. GANGESTAD
Nicholas C. Gangestad
Senior Vice President and
Chief Financial Officer
Dated: November 8, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 8th day of November 2023 by the following persons on behalf of the registrant and in the capacities indicated.

By	/s/ NICHOLAS C. GANGESTAD
Nicholas C. Gangestad
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ TERRY L. RIESTERER
Terry L. Riesterer
Vice President and Controller
(Principal Accounting Officer)

Blake D. Moret*
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)
and Director

William P. Gipson*
Director

Alice L. Jolla*
Director

Steven R. Kalmanson*
Director

James P. Keane*
Director

Pam Murphy*
Director

Donald R. Parfet *
Director

Lisa A. Payne*
Director

Thomas W. Rosamilia*
Director

Robert W. Soderbery*
Director

Patricia A. Watson*
Director

*By	/s/ REBECCA W. HOUSE
Rebecca W. House, Attorney-in-fact**

**By	authority of powers of attorney filed herewith

SCHEDULE II
ROCKWELL AUTOMATION, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2023, 2022, and 2021
(in millions)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (2)	Balance at End of Year
Description
Year ended September 30, 2023
Allowance for doubtful accounts (1)	$13.1	$8.5	$0.2	$5.0	$16.8
Valuation allowance for deferred tax assets (3)	23.1	66.4	1.5	1.9	89.1
Year ended September 30, 2022
Allowance for doubtful accounts (1)	$13.2	$4.7	$—	$4.8	$13.1
Valuation allowance for deferred tax assets	32.6	3.4	1.1	14.0	23.1
Year ended September 30, 2021
Allowance for doubtful accounts (1)	$15.2	$3.1	$0.4	$5.5	$13.2
Valuation allowance for deferred tax assets	58.0	5.4	1.5	32.3	32.6
(1) Includes allowances for current and other long-term receivables.
(2) Consists of amounts written off for the allowance for doubtful accounts and adjustments resulting from our ability to utilize foreign tax credits, capital losses, or net operating loss carryforwards for which a valuation allowance had previously been recorded.
(3) Additions charged to costs and expenses includes $30.2 million attributable to non-controlling interests.

INDEX TO EXHIBITS*

Exhibit No.	Exhibit

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Rockwell Automation, Inc. Executive Compensation Recoupment Policy.

101	Interactive Data Files.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	See Part IV, Item 15(a)(3) for exhibits incorporated by reference.