Form 10-Q
period 2023-12-31
ROCKWELL AUTOMATION, INC
filed 2024-01-31
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
114,592,022 shares of registrant’s Common Stock were outstanding on December 31, 2023.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKWELL AUTOMATION, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	December 31, 2023	September 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$439.5	$1,071.8
Receivables	1,934.9	2,167.4
Inventories	1,474.0	1,404.9
Other current assets	287.5	266.7
Total current assets	4,135.9	4,910.8
Property, net of accumulated depreciation of $1,866.3 and $1,828.3, respectively	705.0	684.2
Operating lease right-of-use assets	350.1	349.4
Goodwill	3,966.7	3,529.2
Other intangible assets, net	1,190.4	852.4
Deferred income taxes	461.8	459.3
Long-term investments	161.9	157.1
Other assets	361.5	361.6
Total	$11,333.3	$11,304.0
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term debt	$501.4	$94.7
Current portion of long-term debt	9.9	8.6
Accounts payable	935.0	1,150.2
Compensation and benefits	269.9	499.9
Contract liabilities	595.3	592.5
Customer returns, rebates and incentives	390.8	452.0
Other current liabilities	608.6	567.4
Total current liabilities	3,310.9	3,365.3
Long-term debt	2,863.0	2,862.9
Retirement benefits	513.4	503.6
Operating lease liabilities	277.9	285.3
Other liabilities	581.0	543.5
Commitments and contingent liabilities (Note 13)
Shareowners’ equity
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	2,111.3	2,102.5
Retained earnings	9,326.5	9,255.2
Accumulated other comprehensive loss	(729.8)	(790.1)
Common stock in treasury, at cost (shares held: 66.8 and 66.6, respectively)	(7,281.7)	(7,187.4)
Shareowners’ equity attributable to Rockwell Automation, Inc.	3,607.7	3,561.6
Noncontrolling interests	179.4	181.8
Total shareowners’ equity	3,787.1	3,743.4
Total	$11,333.3	$11,304.0
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended December 31,
	2023	2022
Sales
Products and solutions	$1,833.2	$1,789.7
Services	218.9	191.3
	2,052.1	1,981.0
Cost of sales
Products and solutions	(1,130.1)	(1,044.7)
Services	(127.4)	(122.7)
	(1,257.5)	(1,167.4)
Gross profit	794.6	813.6
Selling, general and administrative expenses	(513.7)	(469.5)
Change in fair value of investments	3.1	140.6
Other income (Note 11)	8.9	17.3
Interest expense	(33.3)	(34.1)
Income before income taxes	259.6	467.9
Income tax provision (Note 14)	(46.9)	(89.2)
Net income	212.7	378.7
Net loss attributable to noncontrolling interests	(2.5)	(5.3)
Net income attributable to Rockwell Automation, Inc.	$215.2	$384.0
Earnings per share:
Basic	$1.87	$3.33
Diluted	$1.86	$3.31
Weighted average outstanding shares:
Basic	114.6	114.8
Diluted	115.2	115.5
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended December 31,
	2023	2022
Net income	$212.7	$378.7
Other comprehensive income (loss)
Pension and other postretirement benefit plan adjustments (net of tax benefit of $0.0 and $0.4)	0.1	(0.4)
Currency translation adjustments	84.2	85.8
Net change in cash flow hedges (net of tax benefit of $9.0 and $8.9)	(23.9)	(21.1)
Other comprehensive income	60.4	64.3
Comprehensive income	273.1	443.0
Comprehensive loss attributable to noncontrolling interests	(2.4)	(5.3)
Comprehensive income attributable to Rockwell Automation, Inc.	$275.5	$448.3
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended December 31,
	2023	2022
Operating activities:
Net income	$212.7	$378.7
Adjustments to arrive at cash provided by operating activities
Depreciation	38.8	29.0
Amortization of intangible assets	38.1	28.8
Change in fair value of investments	(3.1)	(140.6)
Share-based compensation expense	24.2	18.4
Retirement benefit expense (income)	4.5	(1.7)
Net loss on disposition of property	0.2	0.9
Pension contributions	(5.9)	(7.0)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments
Receivables	280.4	(32.6)
Inventories	(27.7)	(175.3)
Accounts payable	(200.3)	(29.8)
Contract liabilities	13.8	52.7
Compensation and benefits	(243.4)	(40.2)
Income taxes	1.6	73.1
Other assets and liabilities	(101.3)	(88.1)
Cash provided by operating activities	32.6	66.3
Investing activities:
Capital expenditures	(67.9)	(24.2)
Acquisition of businesses, net of cash acquired	(748.7)	(133.8)
Proceeds from sale of investments	—	144.8
Other investing activities	(0.8)	(5.1)
Cash used for investing activities	(817.4)	(18.3)
Financing activities:
Net issuance of short-term debt	409.0	206.9
Repayment of short-term debt	—	(18.8)
Cash dividends	(144.0)	(135.9)
Purchases of treasury stock	(120.3)	(156.8)
Proceeds from the exercise of stock options	11.6	13.4
Other financing activities	(22.1)	(14.1)
Cash provided by (used for) financing activities	134.2	(105.3)
Effect of exchange rate changes on cash	9.7	18.0
Decrease in cash, cash equivalents, and restricted cash	(640.9)	(39.3)
Cash, cash equivalents, and restricted cash at beginning of period	1,080.4	507.9
Cash, cash equivalents, and restricted cash at end of period	$439.5	$468.6
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$439.5	$460.0
Restricted cash, current (Other current assets)	—	8.6
Total cash, cash equivalents, and restricted cash	$439.5	$468.6
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(Unaudited)
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2023	$181.4	$2,102.5	$9,255.2	$(790.1)	$(7,187.4)	$3,561.6	$181.8	$3,743.4
Net income (loss)	—	—	215.2	—	—	215.2	(2.5)	212.7
Other comprehensive income	—	—	—	60.3	—	60.3	0.1	60.4
Common stock issued (including share-based compensation impact)	—	8.8	—	—	26.9	35.7	—	35.7
Share repurchases	—	—	—	—	(121.2)	(121.2)	—	(121.2)
Cash dividends declared (1)	—	—	(143.9)	—	—	(143.9)	—	(143.9)
Balance at December 31, 2023	$181.4	$2,111.3	$9,326.5	$(729.8)	$(7,281.7)	$3,607.7	$179.4	$3,787.1

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2022	$181.4	$2,007.1	$8,411.8	$(917.5)	$(6,957.2)	$2,725.6	$291.1	$3,016.7
Net income (loss)	—	—	384.0	—	—	384.0	(5.3)	378.7
Other comprehensive income	—	—	—	64.3	—	64.3	—	64.3
Common stock issued (including share-based compensation impact)	—	8.6	—	—	24.2	32.8	—	32.8
Share repurchases	—	—	—	—	(156.0)	(156.0)	—	(156.0)
Cash dividends declared (1)	—	—	(135.9)	—	—	(135.9)	—	(135.9)
Balance at December 31, 2022	$181.4	$2,015.7	$8,659.9	$(853.2)	$(7,089.0)	$2,914.8	$285.8	$3,200.6
(1) Cash dividends were $1.25 per share and $1.18 per share in the three months ended December 31, 2023 and 2022, respectively.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. ("Rockwell Automation" or "the Company"), the unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The results of operations for the three months ended December 31, 2023, are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter, unless otherwise stated.
Receivables
We record an allowance for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are recorded net of an allowance for doubtful accounts of $19.3 million at December 31, 2023, and $16.8 million at September 30, 2023. The changes to our allowance for doubtful accounts during the three months ended December 31, 2023 and 2022, were not material and primarily consisted of current-period provisions, write-offs charged against the allowance, recoveries collected, and foreign currency translation.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended December 31,
	2023	2022
Net income attributable to Rockwell Automation, Inc.	$215.2	$384.0
Less: Allocation to participating securities	(1.0)	(1.5)
Net income available to common shareowners	$214.2	$382.5
Basic weighted average outstanding shares	114.6	114.8
Effect of dilutive securities
Stock options	0.6	0.6
Performance shares	—	0.1
Diluted weighted average outstanding shares	115.2	115.5
Earnings per share:
Basic	$1.87	$3.33
Diluted	$1.86	$3.31
For the three months ended December 31, 2023 and 2022, there were 0.5 million and 0.6 million shares, respectively, related to share-based compensation awards that were excluded from the diluted EPS calculation because they were antidilutive.
Non-Cash Investing and Financing Activities
Capital expenditures of $20.5 million and $32.9 million were accrued within Accounts payable and Other current liabilities at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, respectively, there were $1.1 million and $0.8 million of outstanding common stock share repurchases recorded in Accounts payable that did not settle until the next quarter. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Consolidated Statement of Cash Flows.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Supplier Financing Arrangements
The Company maintains agreements with third-party financial institutions that offer voluntary supply chain financing (SCF) programs to suppliers. The SCF programs enable suppliers, at their sole discretion, to sell their receivables to third-party financial institutions in order to receive payment on receivables earlier than the negotiated commercial terms between suppliers and the Company. Supplier sale of receivables to third-party financial institutions is on terms negotiated between the supplier and the respective third-party financial institution. The Company agrees on commercial terms for the goods and services procured from suppliers, including prices, quantities, and payment terms, regardless of whether the supplier elects to participate in the SCF programs. A supplier’s voluntary participation in the SCF programs has no bearing on the Company's payment terms and the Company has no economic interest in a supplier’s decision to participate in the SCF programs. The Company agrees to pay participating third-party financial institutions the stated amount of confirmed invoices from suppliers on the original maturity dates of the invoices. Amounts outstanding related to SCF programs are included in Accounts payable in the Consolidated Balance Sheet and in changes in Accounts payable on the Consolidated Statement of Cash Flows. Accounts payable included approximately $117.5 million and $126.7 million related to these agreements as of December 31, 2023, and September 30, 2023, respectively. The impact of these programs is not material to the Company's overall liquidity.
Recently Adopted Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (FASB) issued a new standard that requires companies to apply Accounting Standards Codification (ASC) 405-50 to disclose supplier finance program obligations. We adopted the new standard as of October 1, 2023. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-08, which requires expanded interim and annual disclosures of segment information regularly provided to the chief operating decision maker (CODM), the title and position of the CODM, an explanation of how the CODM uses the information in assessing segment performance and deciding how to allocate resources, and an amount for other segment items by reportable segment and a description of its composition. We will expand our disclosures in our fiscal 2025 Annual Report on Form 10-K when the standard becomes effective for us.
In December 2023, the FASB issued ASU 2023-09, which requires expanded annual disclosures to the income tax rate reconciliation and the amount of income taxes paid. We will expand our disclosures in our fiscal 2026 Annual Report on Form 10-K when the standard becomes effective for us.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Unfulfilled Performance Obligations
As of December 31, 2023, we expect to recognize approximately $1,121 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $716 million from our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of December 31, 2023.
Disaggregation of Revenue
The following table presents our revenue disaggregation by geographic region for our three operating segments (in millions). We attribute sales to the geographic regions based on the country of destination.

	Three Months Ended December 31, 2023				Three Months Ended December 31, 2022
	Intelligent Devices	Software & Control	Lifecycle Services	Total	Intelligent Devices	Software & Control	Lifecycle Services	Total
North America	$604.3	$386.6	$256.2	$1,247.1	$567.4	$384.1	$227.4	$1,178.9
Europe, Middle East, and Africa	166.6	99.8	121.9	388.3	171.2	85.8	115.8	372.8
Asia Pacific	97.9	79.0	98.7	275.6	131.3	68.4	96.8	296.5
Latin America	58.5	38.2	44.4	141.1	66.3	35.0	31.5	132.8
Total Company Sales	$927.3	$603.6	$521.2	$2,052.1	$936.2	$573.3	$471.5	$1,981.0
Contract Liabilities
Contract liabilities primarily relate to consideration received in advance of performance under the contract.
Below is a summary of our Contract liabilities balance, the portion not expected to be recognized within twelve months is included within Other liabilities in the Consolidated Balance Sheet (in millions):

	December 31, 2023	December 31, 2022
Balance as of beginning of year	$653.6	$541.3
Balance as of end of period	673.9	602.4
The most significant changes in our Contract liabilities balance during both the three months ended December 31, 2023 and 2022, were due to amounts billed, partially offset by revenue recognized that was included in the Contract liabilities balance at the beginning of the period and revenue recognized on amounts billed during the period.
In the three months ended December 31, 2023, we recognized revenue of approximately $237.8 million that was included in the Contract liabilities balance at September 30, 2023. In the three months ended December 31, 2022, we recognized revenue of approximately $200.9 million that was included in the Contract liabilities balance at September 30, 2022. We did not have a material amount of revenue recognized in the three months ended December 31, 2023 and 2022, from performance obligations satisfied or partially satisfied in previous periods.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3. Share-Based Compensation
We recognized $24.2 million and $18.4 million of pre-tax share-based compensation expense during the three months ended December 31, 2023 and 2022, respectively. Our annual grant of share-based compensation takes place during first quarter of each year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Three Months Ended December 31,
	2023		2022
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	217	$85.91	233	$77.62
Performance shares	79	295.06	66	340.77
Restricted stock units	235	276.46	211	259.67
Unrestricted stock	5	279.50	6	259.81
4. Inventories
Inventories consist of (in millions):

	December 31, 2023	September 30, 2023
Finished goods	$569.9	$545.9
Work in process	367.5	395.7
Raw materials	536.6	463.3
Inventories	$1,474.0	$1,404.9
5. Acquisitions
2024 Acquisitions
In October 2023, we acquired Clearpath Robotics, Inc. (Clearpath), a company that specializes in autonomous robotics for industrial applications, headquartered in Ontario, Canada. We recorded assets acquired and liabilities assumed in connection with this acquisition based on their estimated fair values as of the acquisition date of October 2, 2023. The preliminary aggregate purchase price allocation is as follows (in millions):

Purchase Price Allocation
Receivables	$8.2
Inventory	22.1
Goodwill	267.0
Intangible assets	313.1
All other assets	10.8
Total assets acquired	621.2
Less: Liabilities assumed	(12.7)
Net assets acquired	$608.5

Purchase Consideration
Cash consideration, net of cash acquired	$565.5
Contingent consideration	43.0
Total purchase consideration, net of cash acquired	$608.5

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Intangible assets identified include $269.6 million of technology, $41.6 million of trademarks, and $1.9 million of customer relationships. We assigned the full amount of goodwill and all other assets acquired to our Intelligent Devices segment. The goodwill recorded represents intangible assets that do not qualify for separate recognition. This goodwill arises because the purchase price for Clearpath reflects a number of factors including the future earnings and cash flow potential for the business and resulting synergies from the business portfolio and industry expertise. We do not expect the goodwill to be deductible for tax purposes. The intangible assets were valued using an income approach, specifically the relief from royalty method and multi-period excess earnings method. The relief from royalty method calculates value based on hypothetical payments that would be saved by owning an asset rather than licensing it. The multi-period excess earnings method is the isolation of cash flows from a single intangible asset and measures fair value by discounting them to present value. These values are considered level 3 measurements under the U.S. GAAP fair value hierarchy. The key assumption requiring the use of judgement in the valuation of the technology asset was the obsolescence factor, where we estimated a phase out over 12 years; other assumptions included forecasted revenue growth rates and margin and the discount rate. The key assumption requiring the use of judgement in the valuation of the trademarks asset was the weighted average royalty rate of 2.05 percent; other assumptions included forecasted revenue growth rates and the discount rate.
The purchase price includes up to $50 million in contingent consideration dependent on future Clearpath revenue performance. We developed various risk-based scenarios and a probability outcome model to measure the fair value of the contingent consideration, which is considered a level 3 measurement under the U.S. GAAP fair value hierarchy. At the acquisition date and December 31, 2023, we determined the fair value of the contingent consideration to be $43.0 million, of which $17.5 million is recorded in Other current liabilities and $25.5 million in Other liabilities on the Consolidated Balance Sheet.
In November 2023, we acquired Verve Industrial Protection (Verve), a cybersecurity software and services company that focuses specifically on industrial environments. We recorded assets acquired and liabilities assumed in connection with this acquisition based on their estimated fair values as of the acquisition date of November 1, 2023. The preliminary aggregate purchase price allocation is as follows (in millions):

Purchase Price Allocation
Receivables	$8.0
Goodwill	133.0
Intangible assets	47.0
All other assets	1.4
Total assets acquired	189.4
Less: Liabilities assumed	(6.2)
Net assets acquired	$183.2

Purchase Consideration
Total purchase consideration, net of cash acquired	$183.2
We assigned the full amount of goodwill to our Lifecycle Services segment. We expect the goodwill to be deductible for tax purposes. The goodwill recorded represents intangible assets that do not qualify for separate recognition.
The allocations of the purchase prices to identifiable assets above is based on the preliminary valuations performed to determine the fair value of the net assets as of the acquisition date. The measurement period for the valuation of net assets acquired ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, but not to exceed 12 months following the acquisition date. Adjustments in purchase price allocations may require a change in the amounts allocated to net assets acquired during the periods in which the adjustments are determined.
Pro forma consolidated sales for the three months ended December 31, 2023 and 2022, were $2.1 billion and $2.0 billion, respectively, and the impact on earnings was not material. The preceding pro forma consolidated financial results of operations are as if the preceding 2024 acquisitions occurred on October 1, 2022. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the transaction occurred as of that time.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Total sales from all of the above 2024 acquisitions in the three months ended December 31, 2023 were $17.2 million. Total acquisition-related costs from all of the above 2024 acquisitions in the three months ended December 31, 2023, were not material.
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
We recorded assets acquired and liabilities assumed in connection with these acquisitions based on their estimated fair values as of the acquisition dates of October 31, 2022, and February 28, 2023, respectively. The aggregate purchase price allocation is as follows (in millions):

Purchase Price Allocation
Receivables	$23.8
Inventories	17.7
Property	27.5
Goodwill	111.3
Other intangible assets	54.1
All other assets	21.0
Total assets acquired	255.4
Less: Liabilities assumed	(12.6)
Less: Deferred income taxes	(56.6)
Net assets acquired, excluding cash	$186.2

Purchase Consideration
Total purchase consideration, net of cash acquired	$186.2
Pro forma consolidated sales for the three months ended December 31, 2022, were $2.0 billion, and the impact on earnings was not material. The preceding pro forma consolidated financial results of operations are as if the preceding 2023 acquisitions occurred on October 1, 2022. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the transaction occurred as of that time.
Total sales from all of the above 2023 acquisitions in the three months ended December 31, 2023 and 2022, were $26.8 million and $13.7 million, respectively. Total acquisition-related costs from all of the above 2023 acquisitions in the three months ended December 31, 2022, were not material.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
6. Goodwill and Other Intangible Assets
Changes in the carrying amount of Goodwill for the three months ended December 31, 2023, were (in millions):

	Intelligent Devices	Software & Control	Lifecycle Services	Total
Balance as of September 30, 2023	$595.8	$2,420.1	$513.3	$3,529.2
Acquisition of businesses	267.0	—	133.0	400.0
Translation	16.9	13.5	7.1	37.5
Balance as of December 31, 2023	$879.7	$2,433.6	$653.4	$3,966.7

Gross carrying value of goodwill	879.7	2,433.6	810.9	4,124.2
Accumulated impairment losses	—	—	(157.5)	(157.5)
Goodwill	$879.7	$2,433.6	$653.4	$3,966.7
We perform our annual evaluation of goodwill and indefinite life intangible assets for impairment during the second quarter of each year, or more frequently, if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We assessed the changes in events and circumstances during the first quarter of 2024 and concluded that no triggering events, which would require interim quantitative testing, occurred.
Other intangible assets consist of (in millions):

	December 31, 2023
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$105.1	$67.8	$37.3
Customer relationships	618.4	152.2	466.2
Technology	737.6	194.8	542.8
Trademarks	133.0	33.1	99.9
Other	5.7	5.2	0.5
Total amortized intangible assets	1,599.8	453.1	1,146.7
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Other intangible assets	$1,643.5	$453.1	$1,190.4

	September 30, 2023
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$100.4	$65.1	$35.3
Customer relationships	606.1	141.3	464.8
Technology	424.1	173.1	251.0
Trademarks	86.3	29.3	57.0
Other	6.0	5.4	0.6
Total amortized intangible assets	1,222.9	414.2	808.7
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Other intangible assets	$1,266.6	$414.2	$852.4
Estimated total amortization expense for all amortized intangible assets is $153.5 million in 2024, $150.0 million in 2025, $148.7 million in 2026, $140.6 million in 2027, and $127.8 million in 2028.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7. Short-Term and Long-Term Debt
Our Short-term debt as of December 31, 2023, includes commercial paper borrowings of $407.0 million, with a weighted average interest rate of 5.41 percent, and a weighted average maturity period of 13 days. We had no commercial paper borrowings as of September 30, 2023. In December 2022, Sensia entered into an unsecured $75.0 million line of credit. As of December 31, 2023, and September 30, 2023, included in Short-term debt was $70.0 million borrowed against the line of credit with an interest rate of 6.25 percent and 6.29 percent, respectively. Also included in Short-term debt as of December 31, 2023, and September 30, 2023, is $23.5 million of interest-bearing loans from Schlumberger (SLB) to Sensia due December 31, 2024.
The following table presents the carrying amounts and estimated fair values of Long-term debt in the Consolidated Balance Sheet (in millions):

	December 31, 2023		September 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$9.9	$9.9	$8.6	$8.6
Long-term debt	2,863.0	2,623.1	2,862.9	2,442.6
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
8. Other Current Liabilities
Other current liabilities consist of (in millions):

	December 31, 2023	September 30, 2023
Unrealized losses on foreign exchange contracts	$26.5	$10.8
Product warranty obligations	19.0	18.3
Taxes other than income taxes	48.8	56.9
Accrued interest	38.1	18.6
Income taxes payable	262.1	248.6
Operating lease liabilities	91.3	83.4
Other	122.8	130.8
Other current liabilities	$608.6	$567.4
9. Investments
Our investments consist of (in millions):

	December 31, 2023	September 30, 2023
Fixed income securities	$0.6	$0.6
Equity securities (other)	98.5	96.0
Other	63.4	61.1
Total investments	162.5	157.7
Less: Short-term investments (1)	(0.6)	(0.6)
Long-term investments	$161.9	$157.1
(1) Short-term investments are included in Other current assets in the Consolidated Balance Sheet.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Equity Securities
Equity securities (other) consist of various securities that do not have a readily determinable fair value, which we account for using the measurement alternative under U.S. GAAP. These securities are recorded at the investment cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer in the Consolidated Balance Sheet. Observable price changes are classified as level 2 in the fair value hierarchy, as described below. The carrying values at December 31, 2023, and September 30, 2023, include cumulative upward adjustments from observed price changes of $20.0 million and $17.5 million, respectively.
We record gains and losses on investments within the Change in fair value of investments line in the Consolidated Statement of Operations. The gains and losses on investments we recorded for the following periods were (in millions):

	Three Months Ended December 31,
	2023	2022
Net gain on equity securities (level 1)	$—	$141.0
Net gain on equity securities (other)	2.5	—
Equity method gain (loss) on Other investments	0.6	(0.4)
Change in fair value of investments	3.1	140.6

Total net realized gain on equity securities	—	33.9
Total net unrealized gain on equity securities	$2.5	$107.1
Net gain on equity securities (level 1) in the prior year consisted of the change in fair value and gain on sale of shares of PTC Inc. (PTC) common stock (PTC Shares). As of September 30, 2023, all PTC Shares have been sold.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
10. Retirement Benefits
The components of net periodic pension and postretirement benefit cost (credit) were (in millions):

	Pension Benefits
	Three Months Ended December 31,
	2023	2022
Service cost	$9.3	$10.6
Interest cost	36.6	39.2
Expected return on plan assets	(42.2)	(51.3)
Amortization of net actuarial gain	(0.3)	(1.0)
Net periodic pension benefit cost (credit)	$3.4	$(2.5)

	Other Postretirement Benefits
	Three Months Ended December 31,
	2023	2022
Service cost	$0.1	$0.1
Interest cost	0.6	0.6
Amortization of net actuarial loss	0.4	0.1
Net periodic postretirement benefit cost	$1.1	$0.8
The service cost component is included in Cost of sales and Selling, general and administrative expenses in the Consolidated Statement of Operations. All other components are included in Other income in the Consolidated Statement of Operations.
11. Other Income
The components of Other income were (in millions):

	Three Months Ended December 31,
	2023	2022
Interest income	$5.0	$1.3
Royalty income	2.8	2.5
Legacy product liability and environmental charges	(5.0)	(2.8)
Non-operating pension and postretirement benefit credit	4.9	12.4
Other	1.2	3.9
Other income	$8.9	$17.3

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
12. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss attributable to Rockwell Automation by component for the following periods were (in millions):

Three Months Ended December 31, 2023	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2023	$(407.1)	$(364.9)	$(18.1)	$(790.1)
Other comprehensive income (loss) before reclassifications	—	84.1	(17.7)	66.4
Amounts reclassified from accumulated other comprehensive loss	0.1	—	(6.2)	(6.1)
Other comprehensive income (loss)	0.1	84.1	(23.9)	60.3
Balance as of December 31, 2023	$(407.0)	$(280.8)	$(42.0)	$(729.8)

Three Months Ended December 31, 2022	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2022	$(447.8)	$(465.0)	$(4.7)	$(917.5)
Other comprehensive income (loss) before reclassifications	—	85.9	(12.0)	73.9
Amounts reclassified from accumulated other comprehensive loss	(0.5)	—	(9.1)	(9.6)
Other comprehensive (loss) income	(0.5)	85.9	(21.1)	64.3
Balance as of December 31, 2022	$(448.3)	$(379.1)	$(25.8)	$(853.2)

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The reclassifications out of Accumulated other comprehensive loss in the Consolidated Statement of Operations were (in millions):

	Three Months Ended December 31,		Affected Line in the Consolidated Statement of Operations
	2023	2022
Pension and other postretirement benefit plan adjustments (1)
Amortization of net actuarial loss (gain)	$0.1	$(0.9)	Other income
	0.1	(0.9)	Income before income taxes
	—	0.4	Income tax provision
	$0.1	$(0.5)	Net income attributable to Rockwell Automation, Inc.

Net unrealized (gains) losses on cash flow hedges
Forward exchange contracts	$(1.3)	$(1.0)	Sales
Forward exchange contracts	(8.1)	(12.9)	Cost of sales
Forward exchange contracts	—	0.3	Selling, general and administrative expenses
Treasury locks related to 2019 and 2021 debt issuances	0.9	0.9	Interest expense
	(8.5)	(12.7)	Income before income taxes
	2.3	3.6	Income tax provision
	$(6.2)	$(9.1)	Net income attributable to Rockwell Automation, Inc.

Total reclassifications	$(6.1)	$(9.6)	Net income attributable to Rockwell Automation, Inc.
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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale and at times in other contracts with third parties. As of December 31, 2023, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition, or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition, or results of operations in a particular period.

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
The effective tax rate was 18.1 percent for the three months ended December 31, 2023, compared to 19.1 percent for the three months ended December 31, 2022. The effective tax rate was lower than the U.S. statutory rate of 21 percent for the three months ended December 31, 2023, and December 31, 2022, primarily due to the geographical mix of pre-tax income.
An income tax liability of $175.3 million related to the U.S. transition tax under the Tax Cuts and Jobs Act of 2017 (the "Tax Act") that is payable greater than 12 months after December 31, 2023, and September 30, 2023, is recorded in Other liabilities in the Consolidated Balance Sheet.
Unrecognized Tax Benefits
The amount of gross unrecognized tax benefits was $10.8 million at December 31, 2023, and $9.8 million at September 30, 2023, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $1.0 million at December 31, 2023, and $0.9 million at September 30, 2023. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
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
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2018, state and local income tax examinations for years before 2014, and foreign income tax examinations for years before 2008.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
15. Business Segment Information
Sales and operating results of our reportable segments were (in millions):

	Three Months Ended December 31,
	2023	2022
Sales
Intelligent Devices	$927.3	$936.2
Software & Control	603.6	573.3
Lifecycle Services	521.2	471.5
Total	$2,052.1	$1,981.0
Segment operating earnings
Intelligent Devices	$150.2	$209.4
Software & Control	151.0	167.3
Lifecycle Services	54.3	24.3
Total	355.5	401.0
Purchase accounting depreciation and amortization	(35.6)	(26.0)
Corporate and other	(40.0)	(27.3)
Non-operating pension and postretirement benefit credit	4.9	12.4
Change in fair value of investments	3.1	140.6
Interest expense, net	(28.3)	(32.8)
Income before income taxes	$259.6	$467.9
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
Milwaukee, Wisconsin

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of operations, comprehensive income, cash flows and shareowners’ equity for the three-month periods ended December 31, 2023, and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2023, and the related consolidated statements of operations, comprehensive income, cash flows and shareowners’ equity for the year then ended (not presented herein); and in our report dated November 8, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
January 31, 2024

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
These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. See Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended September 30, 2023, for more information.

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

U.S. Economic Trends
In the first quarter of 2024, sales in the U.S. accounted for over half of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:
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
The table below depicts trends in these indicators since the quarter ended September 2022. These figures are as of January 31, 2024, and are subject to revision by the issuing organizations. The IP index declined in the first quarter of fiscal 2024 versus the fourth quarter of fiscal 2023. Manufacturing PMI results remained soft in the first quarter of 2024.

	IP Index	PMI
Fiscal 2024 quarter ended:
December 2023	99.0	47.4
Fiscal 2023 quarter ended:
September 2023	99.6	49.0
June 2023	99.9	46.0
March 2023	99.5	46.3
December 2022	99.6	48.4
Fiscal 2022 quarter ended:
September 2022	100.4	50.9
Inflation in the U.S. has also had an impact on our input costs and pricing. We used the Producer Price Index (PPI), published by the Bureau of Labor Statistics, which measures the average change over time in the selling prices received by domestic producers for their output. PPI growth has remained in the low single digits during the first quarter, consistent with most of 2023. Producer prices remain elevated, however, year over year increases continued to decelerate following last years' surge in prices.
Non-U.S. Economic Trends
In the first quarter of 2024, sales to customers outside the U.S. accounted for less than half of our total sales. These customers include both indigenous companies and multinational companies with a global presence. In addition to the global factors previously mentioned in the Overview section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure, and expanding consumer markets. We use changes in key countries' gross domestic product (GDP), IP, and PMI as indicators of the growth opportunities in each region where we do business. Industrial output was mostly higher outside the U.S. in the first quarter of fiscal 2024 versus the fourth quarter of 2023. Manufacturing PMI readings were mostly lower and many countries continue to report readings below 50.

Supply Chain
We have a global supply chain, including a network of suppliers and distribution and manufacturing facilities, that play a critical role in serving our channel partners and customers. Recent supply chain challenges have resulted in and could continue to result in:
•difficulty in procuring or inability to procure components and materials necessary for our products, solutions, and services;
•increased costs for commodities and components; and
•delays in delivering, or an inability to deliver, our products, solutions, and services.
We are continuing to see improvement in our supply chain environment and are closely managing our end-to-end supply chain, from sourcing to production to customer delivery, with a particular focus on all critical and at-risk suppliers and supplier locations globally. Actions we have taken include:
•extending order visibility to our supply base to ensure we are appropriately planning for extended component lead times;
•securing longer-term supply agreements with critical partners;
•re-engineering of existing products to increase component supply resiliency;
•investing in capacity, including redundant manufacturing lines and additional electronic assembly equipment;
•qualification of additional suppliers to diversify our supplier base; and
•adapting logistics to secure additional capacity.
We believe these actions are enabling us to normalize our product lead times and better serve our customers.

Summary of Results of Operations
The following table reflects our sales and operating results (in millions, except per share amounts and percentages):

	Three Months Ended December 31,
	2023	2022
Sales
Intelligent Devices (a)	$927.3	$936.2
Software & Control (b)	603.6	573.3
Lifecycle Services (c)	521.2	471.5
Total sales (d)	$2,052.1	$1,981.0
Segment operating earnings (1)
Intelligent Devices (e)	$150.2	$209.4
Software & Control (f)	151.0	167.3
Lifecycle Services (g)	54.3	24.3
Total segment operating earnings (2) (h)	355.5	401.0
Purchase accounting depreciation and amortization	(35.6)	(26.0)
Corporate and other	(40.0)	(27.3)
Non-operating pension and postretirement benefit credit	4.9	12.4
Change in fair value of investments	3.1	140.6
Interest expense, net	(28.3)	(32.8)
Income before income taxes (i)	259.6	467.9
Income tax provision	(46.9)	(89.2)
Net income	212.7	378.7
Net loss attributable to noncontrolling interests	(2.5)	(5.3)
Net income attributable to Rockwell Automation	$215.2	$384.0

Diluted EPS	$1.86	$3.31

Adjusted EPS (3)	$2.04	$2.46

Diluted weighted average outstanding shares	115.2	115.5

Pre-tax margin (i/d)	12.7%	23.6%

Intelligent Devices segment operating margin (e/a)	16.2%	22.4%
Software & Control segment operating margin (f/b)	25.0%	29.2%
Lifecycle Services segment operating margin (g/c)	10.4%	5.2%
Total segment operating margin (2) (h/d)	17.3%	20.2%
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

Three Months Ended December 31, 2023, Compared to Three Months Ended December 31, 2022
Sales
Sales increased 3.6 percent year over year in the three months ended December 31, 2023. Organic sales increased 1.0 percent, currency translation increased sales by 1.2 percentage points, and acquisitions increased sales by 1.4 percentage points year over year in the three months ended December 31, 2023. Pricing increased total company sales by approximately 3 percentage points, realized in the Intelligent Devices and Software & Control segments. Volume decreased total company sales by approximately 2 percentage points.
The table below presents our sales, attributed to the geographic regions based upon country of destination, and the percentage change from the same period a year ago (in millions, except percentages). Asia Pacific was negatively impacted by the results of China, which experienced a high teens decrease in reported and organic sales.

		Change vs.	Change in Organic Sales (1) vs.
	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Three Months Ended December 31, 2022
North America	$1,247.1	5.8%	4.2%
Europe, Middle East, and Africa	388.3	4.2%	(2.2)%
Asia Pacific	275.6	(7.0)%	(7.4)%
Latin America	141.1	6.2%	(0.5)%
Total Company Sales	$2,052.1	3.6%	1.0%
(1) Organic sales and organic sales growth exclude the effect of acquisitions, changes in currency exchange rates, and divestitures. See Supplemental Sales Information for information on these non-GAAP measures.
Corporate and Other
Corporate and other expenses were $40.0 million in the three months ended December 31, 2023, compared to $27.3 million in the three months ended December 31, 2022. The increase includes the year over year impact of costs associated with the acquisition of Clearpath and mark-to-market adjustments related to our deferred and non-qualified compensation plans.
Income before Income Taxes
Income before income taxes was $259.6 million in the three months ended December 31, 2023, compared to $467.9 million in the three months ended December 31, 2022. The decrease was primarily due to the mark-to-market gains recognized in the first quarter of the prior year related to our previous investment in PTC and lower segment operating earnings.
Total segment operating earnings decreased 11.3 percent in the three months ended December 31, 2023, primarily due to higher investment spend and lower supply chain utilization.
Income Taxes
The effective tax rate for the three months ended December 31, 2023, was 18.1 percent compared to 19.1 percent for the three months ended December 31, 2022. The decrease in the effective tax rate was primarily due to tax effects in the prior year related to our previous investment in PTC. Our adjusted effective tax rate for the three months ended December 31, 2023, was 17.9 percent compared to 17.1 percent for the three months ended December 31, 2022. The increase in the adjusted effective tax rate was primarily due to the geographical mix of pre-tax income.
Diluted EPS and Adjusted EPS
2024 first quarter Net income attributable to Rockwell Automation was $215.2 million or $1.86 per share, compared to $384.0 million or $3.31 per share in the first quarter of 2023. The decreases in Net income attributable to Rockwell Automation and diluted EPS were primarily due to lower pre-tax margin. Pre-tax margin was 12.7 percent in the first quarter of 2024 compared to 23.6 percent in the same period last year. The decrease in pre-tax margin was primarily due to mark-to market gains recognized in the first quarter of the prior year related to our previous investment in PTC and lower segment operating earnings. 2024 first quarter adjusted EPS was $2.04, down 17.1 percent compared to $2.46 in the first quarter of 2023, primarily due to lower segment operating margin. Total segment operating margin in the first quarter of 2024 was 17.3 percent compared to 20.2 percent a year ago, primarily due to higher investment spend and lower supply chain utilization.

Intelligent Devices
Sales
Intelligent Devices sales decreased 1.0 percent year over year in the three months ended December 31, 2023. Organic sales decreased 4.5 percent year over year, the effects of currency translation increased sales by 1.2 percentage points year over year, and acquisitions increased sales by 2.3 percentage points year over year in the three months ended December 31, 2023. For the three months ended December 31, 2023, reported and organic sales decreased in all regions, except for North America.
Segment Operating Margin
Intelligent Devices segment operating earnings decreased 28.3 percent year over year in the three months ended December 31, 2023. Segment operating margin decreased to 16.2 percent in the three months ended December 31, 2023, from 22.4 percent in the same period a year ago, primarily due to lower sales volume, timing of prior-year investment spend, and the impact of acquisitions, partially offset by positive impact of price realization exceeding input costs.
Software & Control
Sales
Software & Control sales increased 5.3 percent year over year in the three months ended December 31, 2023. Organic sales increased 4.0 percent year over year and the effects of currency translation increased sales by 1.3 percentage points year over year in the three months ended December 31, 2023. For the three months ended December 31, 2023, all regions experienced reported and organic sales growth.
Segment Operating Margin
Software & Control segment operating earnings decreased 9.7 percent year over year in the three months ended December 31, 2023. Segment operating margin decreased to 25.0 percent in the three months ended December 31, 2023, from 29.2 percent in the same period a year ago, primarily due to timing of prior-year investment spend and lower supply chain utilization, partially offset by positive impact of price realization exceeding input costs.
Lifecycle Services
Sales
Lifecycle Services sales increased 10.5 percent year over year in the three months ended December 31, 2023. Organic sales increased 8.1 percent year over year, the effects of currency translation increased sales by 1.0 percentage point year over year, and acquisitions increased sales by 1.4 percentage points year over year in the three months ended December 31, 2023. For the three months ended December 31, 2023, all regions experienced reported sales growth. Organic sales increased in North America and Latin America, but decreased in Europe, Middle East, and Africa and Asia Pacific in the three months ended December 31, 2023.
Segment Operating Margin
Lifecycle Services segment operating earnings increased 123.5 percent year over year in the three months ended December 31, 2023. Segment operating margin increased to 10.4 percent in the three months ended December 31, 2023, from 5.2 percent in the same period a year ago, primarily due to higher sales volume, lower incentive compensation, and higher margins in Sensia.

Supplemental Segment Information
Purchase accounting depreciation and amortization and non-operating pension and postretirement benefit cost are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended December 31,
	2023	2022
Purchase accounting depreciation and amortization
Intelligent Devices	$9.3	$1.0
Software & Control	17.0	16.9
Lifecycle Services	9.1	7.8
Non-operating pension and postretirement benefit credit
Intelligent Devices	$(1.8)	$(3.9)
Software & Control	(1.8)	(3.9)
Lifecycle Services	(2.4)	(5.3)

Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation
Adjusted income, adjusted EPS, and adjusted effective tax rate are non-GAAP earnings measures that exclude non-operating pension and postretirement benefit credit, purchase accounting depreciation and amortization attributable to Rockwell Automation, change in fair value of investments, and Net loss attributable to noncontrolling interests, including their respective tax effects. Non-operating pension and postretirement benefit credit is defined as all components of our net periodic pension and postretirement benefit cost (credit) except for service cost. See Note 10 in the Consolidated Financial Statements for more information on our net periodic pension and postretirement benefit cost.
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
The following are reconciliations of Net income attributable to Rockwell Automation, diluted EPS, and effective tax rate to adjusted income, adjusted EPS, and adjusted effective tax rate, respectively (in millions, except per share amounts and percentages):

	Three Months Ended December 31,
	2023	2022
Net income attributable to Rockwell Automation	$215.2	$384.0
Non-operating pension and postretirement benefit credit	(4.9)	(12.4)
Tax effect of non-operating pension and postretirement benefit credit	1.0	2.8
Purchase accounting depreciation and amortization attributable to Rockwell Automation	32.7	23.0
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(5.5)	(5.6)
Change in fair value of investments (1)	(3.1)	(140.6)
Tax effect of change in fair value of investments (1)	0.6	34.1
Adjusted income	$236.0	$285.3

Diluted EPS	$1.86	$3.31
Non-operating pension and postretirement benefit credit	(0.04)	(0.10)
Tax effect of non-operating pension and postretirement benefit credit	0.01	0.02
Purchase accounting depreciation and amortization attributable to Rockwell Automation	0.28	0.20
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(0.05)	(0.05)
Change in fair value of investments (1)	(0.03)	(1.22)
Tax effect of change in fair value of investments (1)	0.01	0.30
Adjusted EPS	$2.04	$2.46

Effective tax rate	18.1%	19.1%
Tax effect of non-operating pension and postretirement benefit credit	(0.1)%	(0.1)%
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(0.1)%	0.5%
Tax effect of change in fair value of investments (1)	—%	(2.4)%
Adjusted effective tax rate	17.9%	17.1%
(1) Amount in the three months ended December 31, 2022 primarily relates to the change in fair value of previous investment in PTC.

Financial Condition
The following is a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Three Months Ended December 31,
	2023	2022
Cash provided by (used for)
Operating activities	$32.6	$66.3
Investing activities	(817.4)	(18.3)
Financing activities	134.2	(105.3)
Effect of exchange rate changes on cash	9.7	18.0
Decrease in cash, cash equivalents, and restricted cash	$(640.9)	$(39.3)
The following table summarizes free cash flow, which is a non-GAAP financial measure (in millions):

	Three Months Ended December 31,
	2023	2022
Cash provided by operating activities	$32.6	$66.3
Capital expenditures	(67.9)	(24.2)
Free cash flow	$(35.3)	$42.1
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
Cash provided by operating activities was $32.6 million for the three months ended December 31, 2023, compared to $66.3 million for the three months ended December 31, 2022. Free cash flow was a net outflow of $35.3 million for the three months ended December 31, 2023, compared to a net inflow of $42.1 million for the three months ended December 31, 2022. The year over year decreases in cash provided by operating activities and free cash flow were primarily due to higher incentive compensation payments related to fiscal 2023 performance, lower pre-tax income, and higher tax payments in the first three months of 2023 compared to the first three months of 2022, partially offset by decreases in working capital.
Our Short-term debt as of December 31, 2023, includes commercial paper borrowings of $407.0 million with a weighted average interest rate of 5.41 percent, and a weighted average maturity period of 13 days. We had no commercial paper borrowings as of September 30, 2023. In December 2022, Sensia entered into an unsecured $75.0 million line of credit. As of December 31, 2023, and September 30, 2023, included in Short-term debt was $70.0 million borrowed against the line of credit with an interest rate of 6.25 percent and 6.29 percent, respectively. Also included in Short-term debt as of December 31, 2023, and September 30, 2023, is $23.5 million of interest-bearing loans from SLB to Sensia, due December 31, 2024.
We repurchased approximately 0.4 million shares of our common stock under our share repurchase program in the first three months of 2024. The total cost of these shares was $120.3 million, of which $1.1 million was recorded in Accounts payable at December 31, 2023, related to shares that did not settle until January 2024. At September 30, 2023, there were $1.1 million of outstanding common stock share repurchases recorded in Accounts payable. We repurchased approximately 0.6 million shares of our common stock under our share repurchase program in the first three months of 2023. The total cost of these shares was $156.0 million, of which $0.8 million was recorded in Accounts payable at December 31, 2022, related to shares that did not settle until January 2023. Our decision to repurchase shares in the remainder of 2024 will depend on business conditions, free cash flow generation, other cash requirements, and stock price. On May 2, 2022, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. At December 31, 2023, we had approximately $820.0 million remaining for share repurchases under our existing board authorization. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

We expect future uses of cash to include working capital requirements, capital expenditures, dividends to shareowners, repurchases of common stock, additional contributions to our retirement plans, repayments of debt, and acquisitions of businesses and other inorganic investments. We expect to fund future uses of cash with a combination of existing cash balances, cash generated by operating activities, commercial paper borrowings, or new issuances of debt or other securities. In addition, we have access to unsecured credit facilities with various banks.
At December 31, 2023, the majority of our Cash and cash equivalents were held by non-U.S. subsidiaries. As a result of the broad changes to the U.S. international tax system under the Tax Act, the Company accounts for taxes on earnings of substantially all of its non-U.S. subsidiaries including both non-U.S. and U.S. taxes. The Company has concluded that earnings of a limited number of its non-U.S. subsidiaries are indefinitely reinvested.
In June 2022, we replaced our former $1.25 billion unsecured revolving credit facility with a new five-year $1.5 billion unsecured revolving credit facility, expiring in June 2027. This credit facility uses the secured overnight funding rate (SOFR) as the primary basis for determining interest payments. We can increase the aggregate amount of this credit facility by up to $750.0 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility during the periods ended December 31, 2023, or September 30, 2023. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
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
Separate short-term unsecured credit facilities of approximately $227.6 million at December 31, 2023, were available to non-U.S. subsidiaries, of which, approximately $33.2 million was committed under letters of credit. Borrowings under our non-U.S. credit facilities at December 31, 2023, and September 30, 2023, were not significant. We were in compliance with all covenants under our credit facilities at December 31, 2023, and September 30, 2023. There are no significant commitment fees or compensating balance requirements under our credit facilities.
The following is a summary of our credit ratings as of December 31, 2023:

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

We use foreign currency forward exchange contracts to manage certain foreign currency risks. We enter into these contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years. We also may use these contracts to hedge portions of our net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. There were no open net investment hedges for the three months ended December 31, 2023, or September 30, 2023. In addition, we use foreign currency forward exchange contracts that are not designated as hedges to offset transaction gains or losses associated with some of our assets and liabilities resulting from intercompany loans or other transactions with third parties that are denominated in currencies other than our entities' functional currencies. Our foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities.
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings. During the three months ended December 31, 2023, we reclassified $8.5 million in pre-tax net gains related to cash flow hedges from Accumulated other comprehensive loss into the Consolidated Statement of Operations. During the three months ended December 31, 2022, we reclassified $12.7 million in pre-tax net gains related to cash flow hedges from Accumulated other comprehensive loss into the Consolidated Statement of Operations. As of December 31, 2023, we expect that approximately $11.1 million of pre-tax net unrealized losses on cash flow hedges will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended September 30, 2023. We believe that at December 31, 2023, there has been no material change to this information.

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
The following is a reconciliation of reported sales to organic sales by geographic region (in millions):

	Three Months Ended December 31, 2023				Three Months Ended December 31, 2022
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
North America	$1,247.1	$18.8	$(0.2)	$1,228.5	$1,178.9
Europe, Middle East, and Africa	388.3	6.3	17.4	364.6	372.8
Asia Pacific	275.6	2.7	(1.7)	274.6	296.5
Latin America	141.1	—	8.9	132.2	132.8
Total Company Sales	$2,052.1	$27.8	$24.4	$1,999.9	$1,981.0
The following is a reconciliation of reported sales to organic sales by operating segment (in millions):

	Three Months Ended December 31, 2023				Three Months Ended December 31, 2022
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
Intelligent Devices	$927.3	$21.1	$11.9	$894.3	$936.2
Software & Control	603.6	—	7.5	596.1	573.3
Lifecycle Services	521.2	6.7	5.0	509.5	471.5
Total Company Sales	$2,052.1	$27.8	$24.4	$1,999.9	$1,981.0

Critical Accounting Estimates
We have prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended September 30, 2023. We believe that at December 31, 2023, there has been no material change to this information, except as noted below.
Acquisitions - Clearpath Intangible Assets Valuation
We account for business acquisitions by allocating the purchase price to tangible and intangible assets acquired and liabilities assumed at their fair values; the excess of the purchase price over the allocated amount is recorded as goodwill. We engaged an independent third-party valuation specialist to assist with the fair value allocation of the intangible assets assumed through the acquisition of Clearpath. The intangible assets were valued using income approaches, specifically the relief from royalty method and multi-period excess earnings method. This required the use of several assumptions and estimates including forecasted revenue growth rates, margin, and cash flows attributable to existing customers, obsolescence factor, royalty rate, contributory asset charges, customer attrition rate, and discount rates. Although we believe the assumptions and estimates made were reasonable and appropriate, these estimates require judgment and are based in part on historical experience and information obtained from Clearpath management.
The key assumption requiring the use of judgement in the valuation of the $269.6 million technology asset was the obsolescence factor. The obsolescence factor of twelve years was calculated based on the depletion of existing technology using a variety of factors including research and development spend toward new product development and scheduled patent expiration. A two-year change in this assumption would result in a change of approximately $82 million in intangible assets. The key assumption requiring the use of judgement in the valuation of the $41.6 million trademark intangible asset was the weighted average royalty rate of 2.05 percent. This rate was based on royalty market data. A 100 basis point change in the royalty rate would result in a change of $20 million in intangible assets.
More information regarding these business acquisitions is contained in Note 5 in the Consolidated Financial Statements.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 17 in the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended September 30, 2023. We believe that at December 31, 2023, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Consolidated Financial Statements regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to foreign currency risk and interest rate risk is contained in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended September 30, 2023. We believe that at December 31, 2023, there has been no material change to this information.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended September 30, 2023. We believe that at December 31, 2023, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended September 30, 2023. We believe that at December 31, 2023, there has been no material change to this information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1-31, 2023	118,222	$279.11	118,222	$907,312,780
November 1-30, 2023	284,983	268.07	284,983	830,917,548
December 1-31, 2023	37,137	294.78	37,137	819,970,467
Total	440,342	$273.28	440,342
(1) All of the shares purchased during the quarter ended December 31, 2023, were acquired pursuant to the repurchase program described in (3) below.
(2) Average price paid per share includes brokerage commissions.
(3) On May 2, 2022, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. Our repurchase program allows us to repurchase shares at management’s discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

Item 5. Other Information
During the quarter ended December 31, 2023, the following officers of the Company adopted Rule 10b5-1 trading arrangements that are each intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act, with such details of the arrangements as further follows:
•Robert L. Buttermore, Senior Vice President and Chief Supply Chain Officer, adopted a Rule 10b5-1 trading arrangement on November 30, 2023, that will terminate on the earlier of February 28, 2025, or the execution of all trades in the trading arrangement. Mr. Buttermore’s trading arrangement covers the sale of (i) 1,664 long shares of the Company's common stock and (ii) the number of shares of the Company’s common stock required to be sold to cover taxes on upcoming restricted stock unit and performance share vests.
•Matthew Fordenwalt, Senior Vice President Lifecycle Services, adopted a Rule 10b5-1 trading arrangement on November 29, 2023, that will terminate on the earlier of December 31, 2024, or the execution of all trades in the trading arrangement. Mr. Fordenwalt’s trading arrangement covers the sale of the number of shares of the Company’s common stock required to be sold to cover taxes on upcoming restricted stock unit and performance share vests.
•Scott A. Genereux, Senior Vice President and Chief Revenue Officer, adopted a Rule 10b5-1 trading arrangement on November 30, 2023, that will terminate on the earlier of December 31, 2024, or the execution of all trades in the trading arrangement. Mr. Genereux’s trading arrangement covers the sale of (i) 2,000 long shares of the Company's common stock and (ii) the number of shares of the Company’s common stock required to be sold to cover taxes on upcoming restricted stock unit and performance share vests.
•Rebecca W. House, Senior Vice President, Chief People and Legal Officer and Secretary, adopted a Rule 10b5-1 trading arrangement on November 29, 2023, that will terminate on the earlier of December 31, 2024, or the execution of all trades in the trading arrangement. Ms. House’s trading arrangement covers the (i) exercise of 13,900 stock options and the sale of the underlying shares of the Company's common stock and (i) the sale of the number of shares of the Company’s common stock required to be sold to cover taxes on upcoming restricted stock unit vests.
•Frank C. Kulaszewicz, Senior Vice President, adopted a Rule 10b5-1 trading arrangement on November 28, 2023, that will terminate on the earlier of May 31, 2024, or the execution of all trades in the trading arrangement. Mr. Kulaszewicz’s trading arrangement covers the (i) sale of 466 long shares of the Company's common stock and (ii) exercise of 6,000 stock options and the sale of the underlying shares of the Company's common stock.
•John M. Miller, Vice President and Chief Intellectual Property Counsel, adopted a Rule 10b5-1 trading arrangement on November 30, 2023, that will terminate on the earlier of December 31, 2024, or the execution of all trades in the trading arrangement. Mr. Miller’s trading arrangement covers the (i) exercise of 934 stock options and the sale of the underlying shares of the Company's common stock and (ii) sale of the number of shares of the Company’s common stock required to be sold to cover taxes on upcoming restricted stock unit and performance share vests.
•Tessa M. Myers, Senior Vice President, Intelligent Devices, adopted a Rule 10b5-1 trading arrangement on November 30, 2023, that will terminate on the earlier of June 10, 2024, or the execution of all trades in the trading arrangement. Ms. Myers’ trading arrangement covers the sale of the number of shares of the Company’s common stock required to be sold to cover taxes on an upcoming restricted stock unit vest.
•Christopher Nardecchia, Senior Vice President and Chief Information Officer, adopted a Rule 10b5-1 trading arrangement on November 30, 2023, that will terminate on the earlier of December 31, 2024, or the execution of all trades in the trading arrangement. Mr. Nardecchia’s trading arrangement covers the (i) exercise of 7,000 stock options and the sale of the underlying shares of the Company's common stock and (ii) sale of the number of shares of the Company’s common stock required to be sold to cover taxes on upcoming restricted stock unit and performance share vests.
•Terry L. Riesterer, Vice President and Controller, adopted a Rule 10b5-1 trading arrangement on November 27, 2023, that will terminate on the earlier of December 31, 2024, or the execution of all trades in the trading arrangement. Mr. Riesterer’s trading arrangement covers the (i) exercise of 2,100 stock options and the sale of the underlying shares of the Company's common stock and (ii) sale of the number of shares of the Company’s common stock required to be sold to cover taxes on upcoming restricted stock unit and performance share vests.

•Isaac R. Woods, Vice President and Treasurer, adopted a Rule 10b5-1 trading arrangement on November 29, 2023, that will terminate on the earlier of December 31, 2024, or the execution of all trades in the trading arrangement. Mr. Woods’ trading arrangement covers the sale of (i) 300 long shares of the Company's common stock and (ii) the number of shares of the Company’s common stock required to be sold to cover taxes on upcoming restricted stock unit and performance share vests.
For the arrangements above referencing transactions to sell shares to cover taxes on vests, the aggregate number of shares to be sold pursuant to each trading arrangement described above is dependent on the taxes on the applicable restricted stock unit and performance share vests, and, therefore, is indeterminable at this time.
During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, no director of the Company adopted or terminated a Rule 10b5-1 trading arrangement, and no officer of the Company terminated a Rule 10b5-1 trading arrangement.

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

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	January 31, 2024	By	/s/ NICHOLAS C. GANGESTAD
Nicholas C. Gangestad Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	January 31, 2024	By	/s/ TERRY L. RIESTERER
Terry L. Riesterer Vice President and Controller (Principal Accounting Officer)