Form 10-Q
period 2024-03-31
ROCKWELL AUTOMATION, INC
filed 2024-05-07
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
114,003,176 shares of registrant’s Common Stock were outstanding on March 31, 2024.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKWELL AUTOMATION, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	March 31, 2024	September 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$470.3	$1,071.8
Receivables	1,960.2	2,167.4
Inventories	1,384.7	1,404.9
Other current assets	299.0	266.7
Total current assets	4,114.2	4,910.8
Property, net of accumulated depreciation of $1,874.7 and $1,828.3, respectively	715.4	684.2
Operating lease right-of-use assets	405.5	349.4
Goodwill	3,964.4	3,529.2
Other intangible assets, net	1,140.7	852.4
Deferred income taxes	477.8	459.3
Long-term investments	171.8	157.1
Other assets	377.5	361.6
Total	$11,367.3	$11,304.0
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term debt	$777.4	$94.7
Current portion of long-term debt	309.4	8.6
Accounts payable	903.2	1,150.2
Compensation and benefits	228.2	499.9
Contract liabilities	609.8	592.5
Customer returns, rebates and incentives	427.5	452.0
Other current liabilities	447.5	567.4
Total current liabilities	3,703.0	3,365.3
Long-term debt	2,584.5	2,862.9
Retirement benefits	512.8	503.6
Operating lease liabilities	333.2	285.3
Other liabilities	511.8	543.5
Commitments and contingent liabilities (Note 13)
Shareowners’ equity
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	2,141.9	2,102.5
Retained earnings	9,449.3	9,255.2
Accumulated other comprehensive loss	(762.0)	(790.1)
Common stock in treasury, at cost (shares held: 67.4 and 66.6, respectively)	(7,467.0)	(7,187.4)
Shareowners’ equity attributable to Rockwell Automation, Inc.	3,543.6	3,561.6
Noncontrolling interests	178.4	181.8
Total shareowners’ equity	3,722.0	3,743.4
Total	$11,367.3	$11,304.0
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Sales
Products and solutions	$1,891.2	$2,069.9	$3,724.4	$3,859.6
Services	234.8	205.5	453.7	396.8
	2,126.0	2,275.4	4,178.1	4,256.4
Cost of sales
Products and solutions	(1,165.3)	(1,206.3)	(2,295.4)	(2,251.0)
Services	(127.3)	(136.6)	(254.7)	(259.3)
	(1,292.6)	(1,342.9)	(2,550.1)	(2,510.3)
Gross profit	833.4	932.5	1,628.0	1,746.1
Selling, general and administrative expenses	(501.4)	(501.2)	(1,015.1)	(970.7)
Change in fair value of investments	2.8	63.0	5.9	203.6
Other income (expense) (Note 11)	14.8	(107.1)	23.7	(89.8)
Interest expense	(39.2)	(35.8)	(72.5)	(69.9)
Income before income taxes	310.4	351.4	570.0	819.3
Income tax provision (Note 14)	(45.1)	(56.5)	(92.0)	(145.7)
Net income	265.3	294.9	478.0	673.6
Net loss attributable to noncontrolling interests	(0.9)	(5.4)	(3.4)	(10.7)
Net income attributable to Rockwell Automation, Inc.	$266.2	$300.3	$481.4	$684.3
Earnings per share:
Basic	$2.32	$2.60	$4.19	$5.94
Diluted	$2.31	$2.59	$4.17	$5.90
Weighted average outstanding shares:
Basic	114.3	114.8	114.4	114.8
Diluted	114.8	115.6	115.0	115.6
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net income	$265.3	$294.9	$478.0	$673.6
Other comprehensive income (loss)
Pension and other postretirement benefit plan adjustments (net of tax benefit (expense) of $0.0, $(10.2), $0.0, and $(9.8))	0.6	31.1	0.7	30.7
Currency translation adjustments	(43.6)	25.3	40.6	111.1
Net change in cash flow hedges (net of tax (expense) benefit of $(4.2), $(0.4), $4.8, and $8.5)	10.7	0.3	(13.2)	(20.8)
Other comprehensive (loss) income	(32.3)	56.7	28.1	121.0
Comprehensive income	233.0	351.6	506.1	794.6
Comprehensive loss attributable to noncontrolling interests	(1.0)	(5.8)	(3.4)	(11.1)
Comprehensive income attributable to Rockwell Automation, Inc.	$234.0	$357.4	$509.5	$805.7
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended March 31,
	2024	2023
Operating activities:
Net income	$478.0	$673.6
Adjustments to arrive at cash provided by operating activities
Depreciation	80.2	61.9
Amortization of intangible assets	77.5	58.0
Change in fair value of investments	(5.9)	(203.6)
Share-based compensation expense	51.0	41.6
Retirement benefit expense	9.0	114.4
Net loss on disposition of property	0.4	0.7
Pension contributions	(12.0)	(13.4)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments
Receivables	238.9	(211.1)
Inventories	58.2	(220.6)
Accounts payable	(220.2)	(75.5)
Contract liabilities	22.5	85.1
Compensation and benefits	(284.8)	14.1
Income taxes	(227.8)	(30.8)
Other assets and liabilities	(112.6)	(41.0)
Cash provided by operating activities	152.4	253.4
Investing activities:
Capital expenditures	(119.1)	(55.7)
Acquisition of businesses, net of cash acquired	(748.7)	(168.0)
Purchases of investments	(7.9)	(5.2)
Proceeds from sale of investments	—	205.2
Other investing activities	(0.6)	4.2
Cash used for investing activities	(876.3)	(19.5)
Financing activities:
Net issuance of short-term debt	705.9	162.2
Repayment of short-term debt	—	(18.8)
Cash dividends	(287.3)	(271.4)
Purchases of treasury stock	(313.7)	(195.2)
Proceeds from the exercise of stock options	26.7	48.7
Other financing activities	(23.0)	(22.0)
Cash provided by (used for) financing activities	108.6	(296.5)
Effect of exchange rate changes on cash	5.2	19.3
Decrease in cash, cash equivalents, and restricted cash	(610.1)	(43.3)
Cash, cash equivalents, and restricted cash at beginning of period	1,080.4	507.9
Cash, cash equivalents, and restricted cash at end of period	$470.3	$464.6
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$470.3	$456.0
Restricted cash, current (Other current assets)	—	8.6
Total cash, cash equivalents, and restricted cash	$470.3	$464.6
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(Unaudited)
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at December 31, 2023	$181.4	$2,111.3	$9,326.5	$(729.8)	$(7,281.7)	$3,607.7	$179.4	$3,787.1
Net income (loss)	—	—	266.2	—	—	266.2	(0.9)	265.3
Other comprehensive loss	—	—	—	(32.2)	—	(32.2)	(0.1)	(32.3)
Common stock issued (including share-based compensation impact)	—	30.6	—	—	11.3	41.9	—	41.9
Share repurchases	—	—	—	—	(196.6)	(196.6)	—	(196.6)
Cash dividends declared (1)	—	—	(143.4)	—	—	(143.4)	—	(143.4)
Balance at March 31, 2024	$181.4	$2,141.9	$9,449.3	$(762.0)	$(7,467.0)	$3,543.6	$178.4	$3,722.0

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at December 31, 2022	$181.4	$2,015.7	$8,659.9	$(853.2)	$(7,089.0)	$2,914.8	$285.8	$3,200.6
Net income (loss)	—	—	300.3	—	—	300.3	(5.4)	294.9
Other comprehensive income (loss)	—	—	—	57.1	—	57.1	(0.4)	56.7
Common stock issued (including share-based compensation impact)	—	33.3	—	—	24.5	57.8	—	57.8
Share repurchases	—	—	—	—	(38.5)	(38.5)	—	(38.5)
Cash dividends declared (1)	—	—	(136.0)	—	—	(136.0)	—	(136.0)
Balance at March 31, 2023	$181.4	$2,049.0	$8,824.2	$(796.1)	$(7,103.0)	$3,155.5	$280.0	$3,435.5
(1) Cash dividends were $1.25 per share and $1.18 per share in the three months ended March 31, 2024 and 2023, respectively.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(Unaudited)
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2023	$181.4	$2,102.5	$9,255.2	$(790.1)	$(7,187.4)	$3,561.6	$181.8	$3,743.4
Net income (loss)	—	—	481.4	—	—	481.4	(3.4)	478.0
Other comprehensive income	—	—	—	28.1	—	28.1	—	28.1
Common stock issued (including share-based compensation impact)	—	39.4	—	—	38.2	77.6	—	77.6
Share repurchases	—	—	—	—	(317.8)	(317.8)	—	(317.8)
Cash dividends declared (1)	—	—	(287.3)	—	—	(287.3)	—	(287.3)
Balance at March 31, 2024	$181.4	$2,141.9	$9,449.3	$(762.0)	$(7,467.0)	$3,543.6	$178.4	$3,722.0

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2022	$181.4	$2,007.1	$8,411.8	$(917.5)	$(6,957.2)	$2,725.6	$291.1	$3,016.7
Net income (loss)	—	—	684.3	—	—	684.3	(10.7)	673.6
Other comprehensive income (loss)	—	—	—	121.4	—	121.4	(0.4)	121.0
Common stock issued (including share-based compensation impact)	—	41.9	—	—	48.7	90.6	—	90.6
Share repurchases	—	—	—	—	(194.5)	(194.5)	—	(194.5)
Cash dividends declared (1)	—	—	(271.9)	—	—	(271.9)	—	(271.9)
Balance at March 31, 2023	$181.4	$2,049.0	$8,824.2	$(796.1)	$(7,103.0)	$3,155.5	$280.0	$3,435.5
(1) Cash dividends were $2.50 per share and $2.36 per share in the six months ended March 31, 2024 and 2023, respectively.
See Notes to Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. (Rockwell Automation or the Company), the unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The results of operations for the three and six months ended March 31, 2024, are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter, unless otherwise stated.
Receivables
We record an allowance for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are recorded net of an allowance for doubtful accounts of $20.1 million at March 31, 2024, and $16.8 million at September 30, 2023. The changes to our allowance for doubtful accounts during the three and six months ended March 31, 2024 and 2023, were not material and primarily consisted of current-period provisions, write-offs charged against the allowance, recoveries collected, and foreign currency translation.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net income attributable to Rockwell Automation, Inc.	$266.2	$300.3	$481.4	$684.3
Less: Allocation to participating securities	(1.2)	(1.3)	(2.2)	(2.8)
Net income available to common shareowners	$265.0	$299.0	$479.2	$681.5
Basic weighted average outstanding shares	114.3	114.8	114.4	114.8
Effect of dilutive securities
Stock options	0.5	0.7	0.6	0.7
Performance shares	—	0.1	—	0.1
Diluted weighted average outstanding shares	114.8	115.6	115.0	115.6
Earnings per share:
Basic	$2.32	$2.60	$4.19	$5.94
Diluted	$2.31	$2.59	$4.17	$5.90
For the three and six months ended March 31, 2024, there were 0.5 million shares related to share-based compensation awards that were excluded from the diluted EPS calculation because they were antidilutive. For the three and six months ended March 31, 2023, there were 0.4 million and 0.5 million shares, respectively, related to share-based compensation awards that were excluded from the diluted EPS calculation because they were antidilutive.
Non-Cash Investing and Financing Activities
Capital expenditures of $7.3 million and $34.0 million were accrued within Accounts payable and Other current liabilities at March 31, 2024 and 2023, respectively. At March 31, 2024 and 2023, respectively, there were $2.4 million and $0.8 million of outstanding common stock share repurchases recorded in Accounts payable that did not settle until the next quarter. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Consolidated Statement of Cash Flows.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Leases
Supplemental cash flow information related to leases consists of (in millions):

	Six Months Ended March 31,
	2024	2023
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$91.0	$17.4
Finance leases	5.2	—
In the six months ended March 31, 2024 and 2023, we realized changes in our right-of-use assets and lease liabilities, both as a result of new leases and existing leases for which we are reasonably certain to exercise future renewal options.
Supplier Financing Arrangements
The Company maintains agreements with third-party financial institutions that offer voluntary supply chain financing (SCF) programs to suppliers. The SCF programs enable suppliers, at their sole discretion, to sell their receivables to third-party financial institutions in order to receive payment on receivables earlier than the negotiated commercial terms between suppliers and the Company. Supplier sale of receivables to third-party financial institutions is on terms negotiated between the supplier and the respective third-party financial institution. The Company agrees on commercial terms for the goods and services procured from suppliers, including prices, quantities, and payment terms, regardless of whether the supplier elects to participate in the SCF programs. A supplier’s voluntary participation in the SCF programs has no bearing on the Company's payment terms and the Company has no economic interest in a supplier’s decision to participate in the SCF programs. The Company agrees to pay participating third-party financial institutions the stated amount of confirmed invoices from suppliers on the original maturity dates of the invoices. Amounts outstanding related to SCF programs are included in Accounts payable in the Consolidated Balance Sheet and in changes in Accounts payable on the Consolidated Statement of Cash Flows. Accounts payable included approximately $91.0 million and $126.7 million related to these agreements as of March 31, 2024, and September 30, 2023, respectively. The impact of these programs is not material to the Company's overall liquidity.
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
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, which requires expanded interim and annual disclosures of segment information regularly provided to the chief operating decision maker (CODM), the title and position of the CODM, an explanation of how the CODM uses the information in assessing segment performance and deciding how to allocate resources, and an amount for other segment items by reportable segment and a description of its composition. We will expand our disclosures in our 2025 Annual Report on Form 10-K when the standard becomes effective for us.
In December 2023, the FASB issued ASU 2023-09, which requires expanded annual disclosures to the income tax rate reconciliation and the amount of income taxes paid. We will expand our disclosures in our 2026 Annual Report on Form 10-K when the standard becomes effective for us.
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
Our operations are comprised of the Intelligent Devices segment, the Software & Control segment, and the Lifecycle Services segment. Revenue from the Intelligent Devices segment is predominantly comprised of product sales, which are recognized at a point in time. Revenue from the Software & Control segment is comprised of product sales, which are recognized at a point in time, and software products, which may be recognized over time if certain criteria are met. Revenue from the Lifecycle Services segment is predominantly comprised of solutions and services, which are primarily recognized over time. See Note 15 for more information.
In most countries, we sell primarily through independent distributors in conjunction with our direct sales force. We sell large systems and service offerings principally through our direct sales force, though opportunities are sometimes identified through distributors.
Unfulfilled Performance Obligations
As of March 31, 2024, we expect to recognize approximately $1,069 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $669 million from our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of March 31, 2024.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Disaggregation of Revenue
The following tables present our revenue disaggregation by geographic region for our three operating segments (in millions). We attribute sales to the geographic regions based on the country of destination.

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	Intelligent Devices	Software & Control	Lifecycle Services	Total	Intelligent Devices	Software & Control	Lifecycle Services	Total
North America	$636.6	$362.7	$294.3	$1,293.6	$598.7	$452.0	$259.9	$1,310.6
Europe, Middle East, and Africa	158.1	96.1	144.7	398.9	216.6	148.6	121.3	486.5
Asia Pacific	100.3	69.8	99.8	269.9	136.7	99.6	97.9	334.2
Latin America	78.5	41.4	43.7	163.6	71.2	40.9	32.0	144.1
Total Company Sales	$973.5	$570.0	$582.5	$2,126.0	$1,023.2	$741.1	$511.1	$2,275.4

	Six Months Ended March 31, 2024				Six Months Ended March 31, 2023
	Intelligent Devices	Software & Control	Lifecycle Services	Total	Intelligent Devices	Software & Control	Lifecycle Services	Total
North America	$1,240.9	$749.3	$550.5	$2,540.7	$1,166.1	$836.1	$487.3	$2,489.5
Europe, Middle East, and Africa	324.7	195.9	266.6	787.2	387.8	234.4	237.1	859.3
Asia Pacific	198.2	148.8	198.5	545.5	268.0	168.0	194.7	630.7
Latin America	137.0	79.6	88.1	304.7	137.5	75.9	63.5	276.9
Total Company Sales	$1,900.8	$1,173.6	$1,103.7	$4,178.1	$1,959.4	$1,314.4	$982.6	$4,256.4
Contract Liabilities
Contract liabilities primarily relate to consideration received in advance of performance under the contract.
Below is a summary of our Contract liabilities balance, the portion not expected to be recognized within twelve months is included within Other liabilities in the Consolidated Balance Sheet (in millions):

	March 31, 2024	March 31, 2023
Balance as of beginning of year	$653.6	$541.3
Balance as of end of period	678.4	636.9
The most significant changes in our Contract liabilities balance during the six months ended March 31, 2024, were due to amounts billed during the period, partially offset by revenue recognized on amounts billed during the period and revenue recognized that was included in the Contract liabilities balance at the beginning of the period. The most significant changes in our Contract liabilities balance during the six months ended March 31, 2023, were due to amounts billed during the period, partially offset by revenue recognized that was included in the Contract liabilities balance at the beginning of the period and revenue recognized on amounts billed during the period.
In the six months ended March 31, 2024, we recognized revenue of approximately $405.2 million that was included in the Contract liabilities balance at September 30, 2023. In the six months ended March 31, 2023, we recognized revenue of approximately $312.1 million that was included in the Contract liabilities balance at September 30, 2022. We did not have a material amount of revenue recognized in the six months ended March 31, 2024 and 2023, from performance obligations satisfied or partially satisfied in previous periods.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3. Share-Based Compensation
We recognized $26.8 million and $51.0 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2024, respectively. We recognized $23.2 million and $41.6 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2023, respectively. Our annual grant of share-based compensation takes place during first quarter of each year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Six Months Ended March 31,
	2024		2023
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	217	$85.91	233	$77.62
Performance shares	79	295.06	66	340.77
Restricted stock units	238	276.36	228	261.59
Unrestricted stock	6	278.35	7	261.72
4. Inventories
Inventories consist of (in millions):

	March 31, 2024	September 30, 2023
Finished goods	$521.5	$545.9
Work in process	345.6	395.7
Raw materials	517.6	463.3
Inventories	$1,384.7	$1,404.9
5. Acquisitions
2024 Acquisitions
In October 2023, we acquired Clearpath Robotics, Inc., including its industrial division OTTO Motors (Clearpath), a company that specializes in autonomous robotics for industrial applications, headquartered in Ontario, Canada. We recorded assets acquired and liabilities assumed in connection with this acquisition based on their estimated fair values as of the acquisition date of October 2, 2023. The preliminary aggregate purchase price allocation is as follows (in millions):

Purchase Price Allocation
Receivables	$8.1
Inventory	22.0
Goodwill	289.0
Intangible assets	313.4
All other assets	10.2
Total assets acquired	642.7
Less: Deferred tax liability	(21.9)
Less: Liabilities assumed	(12.3)
Net assets acquired	$608.5

Purchase Consideration
Cash consideration, net of cash acquired	$565.5
Contingent consideration	43.0
Total purchase consideration, net of cash acquired	$608.5

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Intangible assets identified include $269.9 million of technology, $41.6 million of trademarks, and $1.9 million of customer relationships. We assigned the full amount of goodwill and all other assets acquired to our Intelligent Devices segment. The goodwill recorded represents intangible assets that do not qualify for separate recognition. This goodwill arises because the purchase price for Clearpath reflects a number of factors including the future earnings and cash flow potential for the business and resulting synergies from the business portfolio and industry expertise. We do not expect the goodwill to be deductible for tax purposes. The intangible assets were valued using an income approach, specifically the relief from royalty method and multi-period excess earnings method. The relief from royalty method calculates value based on hypothetical payments that would be saved by owning an asset rather than licensing it. The multi-period excess earnings method is the isolation of cash flows from a single intangible asset and measures fair value by discounting them to present value. These values are considered level 3 measurements under the U.S. GAAP fair value hierarchy. Refer to Note 9 for further information regarding levels in the fair value hierarchy. The key assumption requiring the use of judgement in the valuation of the technology asset was the obsolescence factor, where we estimated a phase out over 12 years; other assumptions included forecasted revenue growth rates and margin and the discount rate. The key assumption requiring the use of judgement in the valuation of the trademarks asset was the weighted average royalty rate of 2.05 percent; other assumptions included forecasted revenue growth rates and the discount rate.
The purchase price included up to $50 million in contingent consideration that can be earned by sellers if Clearpath achieves revenue targets that it had established prior to the acquisition in two performance periods ending February 29, 2024, and February 28, 2025. We developed various risk-based scenarios and a probability outcome model to measure the fair value of the contingent consideration, which is considered a level 3 measurement under the U.S. GAAP fair value hierarchy. We determined the fair value to be $43 million as of the acquisition date and as of December 31, 2023. We updated the fair value measures during the second quarter to reflect actual contingent consideration earned during the first performance period and we updated the probability outcome model for the second performance period.
The following table presents the fair value of the contingent consideration in the Consolidated Balance Sheet (in millions):

	Period ended February 29, 2024	Period ended February 28, 2025	Total
Contingent consideration as of December 31, 2023	$17.5	$25.5	$43.0
Adjustment for earnout achieved for first performance period	(7.7)	—	(7.7)
Adjustment to fair value	—	0.7	0.7
Contingent consideration as of March 31, 2024	$9.8	$26.2	$36.0
The consideration for the amount earned for the first performance period will be paid during the third quarter of 2024 and is included in Other current liabilities at March 31, 2024. The contingent consideration for the second performance period is included in Other liabilities at March 31, 2024. Any amount earned for the second performance period will be paid during the third quarter of 2025. The $7.0 million net reduction in the fair value of total contingent consideration is reported in Other income (expense) in the Consolidated Statement of Operations for the three and six months ended March 31, 2024.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Purchase Price Allocation
Receivables	$8.0
Goodwill	132.8
Intangible assets	47.2
All other assets	1.4
Total assets acquired	189.4
Less: Liabilities assumed	(6.2)
Net assets acquired	$183.2

Purchase Consideration
Total purchase consideration, net of cash acquired	$183.2
We assigned the full amount of goodwill to our Lifecycle Services segment. We expect the goodwill to be deductible for tax purposes. The goodwill recorded represents intangible assets that do not qualify for separate recognition.
The allocations of the purchase prices to identifiable assets above are based on the preliminary valuations performed to determine the fair value of the net assets as of the acquisition date. The measurement period for the valuation of net assets acquired ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, but not to exceed 12 months following the acquisition date. Adjustments in purchase price allocations may require a change in the amounts allocated to net assets acquired during the periods in which the adjustments are determined.
Pro forma consolidated sales for the three and six months ended March 31, 2024, were $2.1 billion and $4.2 billion, respectively, and the impact on earnings was not material. Pro forma consolidated sales for the three and six months ended March 31, 2023, were $2.3 billion and $4.3 billion, respectively, and the impact on earnings was not material. The preceding pro forma consolidated financial results of operations are as if the preceding 2024 acquisitions occurred on October 1, 2022. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the transaction occurred as of that time.
Total sales from all of the above 2024 acquisitions in the three and six months ended March 31, 2024, were $29.6 million and $46.8 million, respectively. Total acquisition-related costs and earnings from all of the above 2024 acquisitions in the three and six months ended March 31, 2024, were not material.

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
Total sales from all of the above 2023 acquisitions in the three and six months ended March 31, 2024, were $29.7 million and $56.5 million, respectively. Total sales from all of the above 2023 acquisitions in the three and six months ended March 31, 2023, were $21.9 million and $35.6 million, respectively. Total acquisition-related costs from all of the above 2023 acquisitions in the three and six months ended March 31, 2023, were not material.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
6. Goodwill and Other Intangible Assets
Changes in the carrying amount of Goodwill for the six months ended March 31, 2024, were (in millions):

	Intelligent Devices	Software & Control	Lifecycle Services	Total
Balance as of September 30, 2023	$595.8	$2,420.1	$513.3	$3,529.2
Acquisition of businesses	289.0	—	132.8	421.8
Translation	6.0	4.8	2.6	13.4
Balance as of March 31, 2024	$890.8	$2,424.9	$648.7	$3,964.4

Gross carrying value of goodwill	890.8	2,424.9	806.2	4,121.9
Accumulated impairment losses	—	—	(157.5)	(157.5)
Goodwill	$890.8	$2,424.9	$648.7	$3,964.4
We performed our annual evaluation of goodwill and indefinite life intangible assets for impairment as of the beginning of the second quarter of fiscal 2024 and concluded that these assets are not impaired. For our annual evaluation, we performed qualitative tests for our Intelligent Devices, Software & Control, and Lifecycle Services (excluding Sensia) reporting units and a quantitative test for our Sensia reporting unit. We also assessed the changes in events and circumstances subsequent to our annual test and concluded that no triggering events, which would require interim quantitative testing, occurred.
Other intangible assets consist of (in millions):

	March 31, 2024
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$103.4	$70.0	$33.4
Customer relationships	617.1	163.0	454.1
Technology	729.0	214.8	514.2
Trademarks	131.4	36.6	94.8
Other	5.7	5.2	0.5
Total amortized intangible assets	1,586.6	489.6	1,097.0
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Other intangible assets	$1,630.3	$489.6	$1,140.7

	September 30, 2023
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$100.4	$65.1	$35.3
Customer relationships	606.1	141.3	464.8
Technology	424.1	173.1	251.0
Trademarks	86.3	29.3	57.0
Other	6.0	5.4	0.6
Total amortized intangible assets	1,222.9	414.2	808.7
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Other intangible assets	$1,266.6	$414.2	$852.4
Estimated total amortization expense for all amortized intangible assets is $153.3 million in 2024, $149.8 million in 2025, $148.5 million in 2026, $140.4 million in 2027, and $127.8 million in 2028.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7. Short-Term and Long-Term Debt
Our Short-term debt as of March 31, 2024, includes commercial paper borrowings of $707.0 million, with a weighted average interest rate of 5.38 percent, and a weighted average maturity period of 19 days. We had no commercial paper borrowings as of September 30, 2023. In December 2022, Sensia entered into an unsecured $75.0 million line of credit. As of March 31, 2024, and September 30, 2023, included in Short-term debt was $70.0 million borrowed against the line of credit with an interest rate of 6.21 percent and 6.29 percent, respectively. Also included in Short-term debt as of September 30, 2023, was $23.5 million of interest-bearing loans from Schlumberger (SLB) to Sensia. The loans were extended to April 15, 2025, and are included in Long-term debt as of March 31, 2024. On April 25, 2024, $18.8 million of new interest-bearing loans from SLB to Sensia were entered into and are due August 28, 2024.
The following table presents the carrying amounts and estimated fair values of Long-term debt in the Consolidated Balance Sheet (in millions):

	March 31, 2024		September 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$309.4	$302.9	$8.6	$8.6
Long-term debt	2,584.5	2,275.9	2,862.9	2,442.6
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
8. Other Current Liabilities
Other current liabilities consist of (in millions):

	March 31, 2024	September 30, 2023
Unrealized losses on foreign exchange contracts	$13.0	$10.8
Product warranty obligations	20.3	18.3
Taxes other than income taxes	54.9	56.9
Accrued interest	17.9	18.6
Income taxes payable	142.2	248.6
Operating lease liabilities	88.1	83.4
Other	111.1	130.8
Other current liabilities	$447.5	$567.4
9. Investments
Our investments consist of (in millions):

	March 31, 2024	September 30, 2023
Fixed income securities	$0.2	$0.6
Equity securities (other)	108.8	96.0
Other	63.0	61.1
Total investments	172.0	157.7
Less: Short-term investments (1)	(0.2)	(0.6)
Long-term investments	$171.8	$157.1
(1) Short-term investments are included in Other current assets in the Consolidated Balance Sheet.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Equity Securities
Equity securities (other) consist of various securities that do not have a readily determinable fair value, which we account for using the measurement alternative under U.S. GAAP. These securities are recorded at the investment cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer in the Consolidated Balance Sheet. Observable price changes are classified as level 2 in the fair value hierarchy, as described below. The carrying values at March 31, 2024, and September 30, 2023, include cumulative upward adjustments from observed price changes of $22.5 million and $17.5 million, respectively.
We record gains and losses on investments within the Change in fair value of investments line in the Consolidated Statement of Operations. The gains and losses on investments we recorded for the following periods were (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net gain on equity securities (level 1)	$—	$63.0	$—	$204.0
Net gain on equity securities (other)	2.5	—	5.0	—
Equity method gain (loss) on Other investments	0.3	—	0.9	(0.4)
Change in fair value of investments	2.8	63.0	5.9	203.6

Total net realized gain on equity securities	—	19.0	—	52.9
Total net unrealized gain on equity securities	$2.5	$44.0	$5.0	$151.1
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
10. Retirement Benefits
The components of net periodic pension and postretirement benefit cost were (in millions):

	Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Service cost	$9.2	$10.6	$18.5	$21.2
Interest cost	36.7	39.5	73.3	78.7
Expected return on plan assets	(42.5)	(51.7)	(84.7)	(103.0)
Amortization of net actuarial gain	(0.2)	(1.0)	(0.5)	(2.0)
Settlement charge	—	117.9	—	117.9
Net periodic pension benefit cost	$3.2	$115.3	$6.6	$112.8

	Other Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Service cost	$0.2	$0.1	$0.3	$0.2
Interest cost	0.7	0.5	1.3	1.1
Amortization of net actuarial loss	0.4	0.2	0.8	0.3
Net periodic postretirement benefit cost	$1.3	$0.8	$2.4	$1.6
The service cost component is included in Cost of sales and Selling, general and administrative expenses in the Consolidated Statement of Operations. All other components are included in Other income (expense) in the Consolidated Statement of Operations.
11. Other Income (Expense)
The components of Other income (expense) were (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Interest income	$3.5	$1.3	$8.5	$2.6
Royalty income	3.4	3.4	6.2	5.9
Legacy product liability and environmental charges	(2.7)	(3.1)	(7.7)	(5.9)
Non-operating pension and postretirement benefit credit (cost)	4.9	(105.4)	9.8	(93.0)
Other	5.7	(3.3)	6.9	0.6
Other income (expense)	$14.8	$(107.1)	$23.7	$(89.8)

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
12. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss attributable to Rockwell Automation by component for the following periods were (in millions):

Three Months Ended March 31, 2024	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of December 31, 2023	$(407.0)	$(280.8)	$(42.0)	$(729.8)
Other comprehensive income (loss) before reclassifications	0.3	(45.4)	14.2	(30.9)
Amounts reclassified from accumulated other comprehensive loss	0.2	2.0	(3.5)	(1.3)
Other comprehensive income (loss)	0.5	(43.4)	10.7	(32.2)
Balance as of March 31, 2024	$(406.5)	$(324.2)	$(31.3)	$(762.0)

Six Months Ended March 31, 2024	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2023	$(407.1)	$(364.9)	$(18.1)	$(790.1)
Other comprehensive income (loss) before reclassifications	0.3	38.7	(3.5)	35.5
Amounts reclassified from accumulated other comprehensive loss	0.3	2.0	(9.7)	(7.4)
Other comprehensive income (loss)	0.6	40.7	(13.2)	28.1
Balance as of March 31, 2024	$(406.5)	$(324.2)	$(31.3)	$(762.0)

Three Months Ended March 31, 2023	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of December 31, 2022	$(448.3)	$(379.1)	$(25.8)	$(853.2)
Other comprehensive (loss) income before reclassifications	(57.4)	25.7	6.1	(25.6)
Amounts reclassified from accumulated other comprehensive loss	88.5	—	(5.8)	82.7
Other comprehensive income	31.1	25.7	0.3	57.1
Balance as of March 31, 2023	$(417.2)	$(353.4)	$(25.5)	$(796.1)

Six Months Ended March 31, 2023	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance at September 30, 2022	$(447.8)	$(465.0)	$(4.7)	$(917.5)
Other comprehensive (loss) income before reclassifications	(57.4)	111.6	(5.9)	48.3
Amounts reclassified from accumulated other comprehensive loss	88.0	—	(14.9)	73.1
Other comprehensive income (loss)	30.6	111.6	(20.8)	121.4
Balance as of March 31, 2023	$(417.2)	$(353.4)	$(25.5)	$(796.1)

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The reclassifications out of Accumulated other comprehensive loss in the Consolidated Statement of Operations were (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,		Affected Line in the Consolidated Statement of Operations
	2024	2023	2024	2023
Pension and other postretirement benefit plan adjustments (1)
Amortization of net actuarial loss (gain)	$0.2	$(0.8)	$0.3	$(1.7)	Other income (expense)
Settlement charge	—	117.9	—	117.9	Other income (expense)
	0.2	117.1	0.3	116.2	Income before income taxes
	—	(28.6)	—	(28.2)	Income tax provision
	$0.2	$88.5	$0.3	$88.0	Net income attributable to Rockwell Automation, Inc.

Net unrealized (gains) losses on cash flow hedges
Forward exchange contracts	$(1.0)	$(1.7)	$(2.3)	$(2.7)	Sales
Forward exchange contracts	(4.8)	(6.5)	(12.9)	(19.4)	Cost of sales
Forward exchange contracts	—	(0.4)	—	(0.1)	Selling, general and administrative expenses
Treasury locks related to 2019 and 2021 debt issuances	0.9	0.9	1.8	1.8	Interest expense
	(4.9)	(7.7)	(13.4)	(20.4)	Income before income taxes
	1.4	1.9	3.7	5.5	Income tax provision
	$(3.5)	$(5.8)	$(9.7)	$(14.9)	Net income attributable to Rockwell Automation, Inc.

Accumulated currency translation adjustments	$2.0	$—	$2.0	$—	Other income (expense)
Total reclassifications	$(1.3)	$82.7	$(7.4)	$73.1	Net income attributable to Rockwell Automation, Inc.
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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale and at times in other contracts with third parties. As of March 31, 2024, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition, or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition, or results of operations in a particular period.

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
The effective tax rate was 14.5 percent and 16.1 percent for the three and six months ended March 31, 2024, respectively, compared to 16.1 percent and 17.8 percent for the three and six months ended March 31, 2023, respectively. The effective tax rate was lower than the U.S. statutory rate of 21 percent for the three months ended March 31, 2024, and March 31, 2023, primarily due to the geographical mix of pre-tax income and discrete tax benefits. The effective rate was lower than the U.S. statutory rate of 21 percent in the six months ended March 31, 2024, primarily due to the geographical mix of pre-tax income and discrete tax benefits. The effective rate was lower than the U.S. statutory rate of 21 percent in the six months ended March 31, 2023, primarily due to the geographical mix of pre-tax income.
An income tax liability of $97.4 million and $175.3 million related to the U.S. transition tax under the Tax Cuts and Jobs Act of 2017 (the Tax Act) that is payable greater than 12 months after March 31, 2024, and September 30, 2023, respectively, is recorded in Other liabilities in the Consolidated Balance Sheet.
Unrecognized Tax Benefits
The amount of gross unrecognized tax benefits was $17.0 million at March 31, 2024, and $9.8 million at September 30, 2023, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $1.2 million at March 31, 2024, and $0.9 million at September 30, 2023. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
15. Business Segment Information
Sales and operating results of our reportable segments were (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Sales
Intelligent Devices	$973.5	$1,023.2	$1,900.8	$1,959.4
Software & Control	570.0	741.1	1,173.6	1,314.4
Lifecycle Services	582.5	511.1	1,103.7	982.6
Total	$2,126.0	$2,275.4	$4,178.1	$4,256.4
Segment operating earnings
Intelligent Devices	$161.0	$206.9	$311.2	$416.3
Software & Control	146.3	249.3	297.3	416.6
Lifecycle Services	96.9	27.9	151.2	52.2
Total	404.2	484.1	759.7	885.1
Purchase accounting depreciation and amortization	(37.1)	(26.6)	(72.7)	(52.6)
Corporate and other	(28.2)	(29.2)	(68.2)	(56.5)
Non-operating pension and postretirement benefit credit (cost)	4.9	(105.4)	9.8	(93.0)
Change in fair value of investments	2.8	63.0	5.9	203.6
Interest expense, net	(36.2)	(34.5)	(64.5)	(67.3)
Income before income taxes	$310.4	$351.4	$570.0	$819.3
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
Milwaukee, Wisconsin

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the "Company") as of March 31, 2024, the related consolidated statements of operations, comprehensive income, and shareowners’ equity for the three-month and six-month periods ended March 31, 2024, and 2023, and of cash flows for the six-month periods ended March 31, 2024, and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2023, and the related consolidated statements of operations, comprehensive income, cash flows, and shareowners’ equity for the year then ended (not presented herein); and in our report dated November 8, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 7, 2024

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
•laws, regulations, and governmental policies affecting our activities in the countries where we do business, including those related to tariffs, taxation, trade controls, cybersecurity, and climate change;
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
•add an average of 1% growth from acquisitions over time; and
•deliver profitable growth within a disciplined financial framework.

Outlook
To adjust our cost structure in line with lower than expected orders and revenue this fiscal year, we intend to implement actions, including restructuring, in the second half of 2024. We are anticipating savings of approximately $100 million from lower headcount and discretionary spend, which is partially offset by estimated restructuring costs of about $60 million.
Our supply chain has largely recovered to pre-pandemic lead times and service levels to our customers. We continue to closely manage our end-to-end supply chain, from sourcing to production to customer delivery, with a continued focus on building resilience across the end-to-end supply chain.

U.S. Economic Trends
In the second quarter of 2024, sales in the U.S. accounted for over half of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:
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
The table below depicts trends in these indicators since the quarter ended September 2022. These figures are as of May 7, 2024, and are subject to revision by the issuing organizations. The IP index increased in the second quarter of 2024 versus the first quarter of 2024 and the fourth quarter of 2023. Manufacturing PMI results improved to above 50 in the second quarter of 2024 for the first time since the fourth quarter of 2022.

	IP Index	PMI
Fiscal 2024 quarter ended:
March 2024	99.9	50.3
December 2023	99.0	47.4
Fiscal 2023 quarter ended:
September 2023	99.6	49.0
June 2023	99.9	46.0
March 2023	99.5	46.3
December 2022	99.6	48.4
Fiscal 2022 quarter ended:
September 2022	100.4	50.9
Inflation in the U.S. has also had an impact on our input costs and pricing. The Producer Price Index (PPI), published by the Bureau of Labor Statistics, measures the average change over time in the selling prices received by domestic producers for their output. PPI growth has remained in the low single digits during the second quarter, consistent with the first quarter of 2024 and most of 2023. Producer prices continue to remain elevated.
Non-U.S. Economic Trends
In the second quarter of 2024, sales to customers outside the U.S. accounted for less than half of our total sales. These customers include both indigenous companies and multinational companies with a global presence. In addition to the global factors previously mentioned in the Overview section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure, and expanding consumer markets. We use changes in key countries' gross domestic product (GDP), IP, and PMI as indicators of the growth opportunities in each region where we do business. Industrial output was mostly higher outside the U.S. in the first and second quarter of 2024 versus the fourth quarter of 2023. Manufacturing PMI readings improved in many countries.

Summary of Results of Operations
The following table reflects our sales and operating results (in millions, except per share amounts and percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Sales
Intelligent Devices (a)	$973.5	$1,023.2	$1,900.8	$1,959.4
Software & Control (b)	570.0	741.1	1,173.6	1,314.4
Lifecycle Services (c)	582.5	511.1	1,103.7	982.6
Total sales (d)	$2,126.0	$2,275.4	$4,178.1	$4,256.4
Segment operating earnings (1)
Intelligent Devices (e)	$161.0	$206.9	$311.2	$416.3
Software & Control (f)	146.3	249.3	297.3	416.6
Lifecycle Services (g)	96.9	27.9	151.2	52.2
Total segment operating earnings (2) (h)	404.2	484.1	759.7	885.1
Purchase accounting depreciation and amortization	(37.1)	(26.6)	(72.7)	(52.6)
Corporate and other	(28.2)	(29.2)	(68.2)	(56.5)
Non-operating pension and postretirement benefit credit (cost)	4.9	(105.4)	9.8	(93.0)
Change in fair value of investments	2.8	63.0	5.9	203.6
Interest expense, net	(36.2)	(34.5)	(64.5)	(67.3)
Income before income taxes (i)	310.4	351.4	570.0	819.3
Income tax provision	(45.1)	(56.5)	(92.0)	(145.7)
Net income	265.3	294.9	478.0	673.6
Net loss attributable to noncontrolling interests	(0.9)	(5.4)	(3.4)	(10.7)
Net income attributable to Rockwell Automation	$266.2	$300.3	$481.4	$684.3

Diluted EPS	$2.31	$2.59	$4.17	$5.90

Adjusted EPS (3)	$2.50	$3.01	$4.54	$5.48

Diluted weighted average outstanding shares	114.8	115.6	115.0	115.6

Pre-tax margin (i/d)	14.6%	15.4%	13.6%	19.2%

Intelligent Devices segment operating margin (e/a)	16.5%	20.2%	16.4%	21.2%
Software & Control segment operating margin (f/b)	25.7%	33.6%	25.3%	31.7%
Lifecycle Services segment operating margin (g/c)	16.6%	5.5%	13.7%	5.3%
Total segment operating margin (2) (h/d)	19.0%	21.3%	18.2%	20.8%
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

Three and Six Months Ended March 31, 2024, Compared to Three and Six Months Ended March 31, 2023
Sales
Sales decreased 6.6 percent and 1.8 percent year over year in the three and six months ended March 31, 2024, respectively. Organic sales decreased 8.1 percent and 3.9 percent year over year in the three and six months ended March 31, 2024, respectively. Currency translation increased sales by 0.1 percentage points and 0.7 percentage points year over year in the three and six months ended March 31, 2024, respectively. Acquisitions increased sales by 1.4 percentage points year over year in both the three and six months ended March 31, 2024. Pricing increased total company sales by approximately 1.5 percentage points and 2.0 percentage points year over year in the three and six months ended March 31, 2024, respectively, realized in the Intelligent Devices and Software & Control segments. Volume decreased total company sales by approximately 9.5 percentage points and 6.0 percentage points year over year in the three and six months ended March 31, 2024, respectively.
The tables below present our sales, attributed to the geographic regions based upon country of destination, and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales (1) vs.
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Three Months Ended March 31, 2023
North America	$1,293.6	(1.3)%	(3.6)%
Europe, Middle East, and Africa	398.9	(18.0)%	(19.0)%
Asia Pacific	269.9	(19.2)%	(17.0)%
Latin America	163.6	13.5%	8.0%
Total Company Sales	$2,126.0	(6.6)%	(8.1)%

		Change vs.	Change in Organic Sales (1) vs.
	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023	Six Months Ended March 31, 2023
North America	$2,540.7	2.1%	0.1%
Europe, Middle East and Africa	787.2	(8.4)%	(11.7)%
Asia Pacific	545.5	(13.5)%	(12.5)%
Latin America	304.7	10.0%	3.9%
Total Company Sales	$4,178.1	(1.8)%	(3.9)%
(1) Organic sales and organic sales growth exclude the effect of acquisitions, changes in currency exchange rates, and divestitures. See Supplemental Sales Information for information on these non-GAAP measures.
Corporate and Other
Corporate and other expenses were $28.2 million and $68.2 million in the three and six months ended March 31, 2024, respectively, compared to $29.2 million and $56.5 million in the three and six months ended March 31, 2023, respectively. The increase in expense in the six months ended March 31, 2024, includes the year over year impact of costs associated with the acquisition of Clearpath.
Income before Income Taxes
Income before income taxes was $310.4 million and $570.0 million in the three and six months ended March 31, 2024, respectively, compared to $351.4 million and $819.3 million in the three and six months ended March 31, 2023, respectively. The decrease in the three months ended March 31, 2024, was primarily due to lower segment operating earnings and the mark-to-market gains recognized in the second quarter of the prior year related to our previous investment in PTC, partially offset by the positive impact from lower non-operating pension expenses. The decrease in the six months ended March 31, 2024, was primarily due to the mark-to-market gains recognized in the first and second quarter of the prior year related to our previous investment in PTC and lower segment operating earnings, partially offset by the positive impact from lower non-operating pension expenses.
Total segment operating earnings decreased 16.5 percent and 14.2 percent in the three and six months ended March 31, 2024, respectively, primarily due to lower sales volume, partially offset by lower incentive compensation.

Income Taxes
The effective tax rate for the three months ended March 31, 2024, was 14.5 percent compared to 16.1 percent for the three months ended March 31, 2023. Our adjusted effective tax rate for the three months ended March 31, 2024, was 14.8 percent compared to 17.4 percent for the three months ended March 31, 2023. The decrease in both the effective tax rate and the adjusted effective tax rate was primarily due to higher discrete tax benefits in the current year.
The effective tax rate for the six months ended March 31, 2024, was 16.1 percent compared to 17.8 percent for the six months ended March 31, 2023. Our adjusted effective tax rate for the six months ended March 31, 2024, was 16.2 percent compared to 17.3 percent for the six months ended March 31, 2023. The decrease in both the effective tax rate and the adjusted effective tax rate was primarily due to higher discrete tax benefits in the current year.
Diluted EPS and Adjusted EPS
2024 second quarter Net income attributable to Rockwell Automation was $266.2 million or $2.31 per share, compared to $300.3 million or $2.59 per share in the second quarter of 2023. The decreases in Net income attributable to Rockwell Automation and diluted EPS were primarily due to lower pre-tax margin. Pre-tax margin was 14.6 percent in the second quarter of 2024 compared to 15.4 percent in the same period last year. The decrease in pre-tax margin was primarily due to lower sales and mark-to-market gains recognized in the prior year related to our previous investment in PTC, partially offset by lower non-operating pension expense. 2024 second quarter adjusted EPS was $2.50, down 16.9 percent compared to $3.01 in the second quarter of 2023, primarily due to lower segment operating margin. Total segment operating margin in the second quarter of 2024 was 19.0 percent compared to 21.3 percent a year ago, primarily due to lower sales volume, partially offset by lower incentive compensation.
Net income attributable to Rockwell Automation was $481.4 million or $4.17 per share in the six months ended March 31, 2024, compared to $684.3 million or $5.90 per share in the six months ended March 31, 2023. The decreases in Net income attributable to Rockwell Automation and diluted EPS were primarily due to lower pre-tax margin. Pre-tax margin was 13.6 percent in the six months ended March 31, 2024, compared to 19.2 percent in the same period last year. The decrease in pre-tax margin was primarily due to mark-to-market gains recognized in the prior year related to our previous investment in PTC and lower sales, partially offset by lower non-operating pension expense. Adjusted EPS was $4.54 in the six months ended March 31, 2024, down 17.2 percent compared to $5.48 in the six months ended March 31, 2023, primarily due to lower segment operating margin. Total segment operating margin in the six months ended March 31, 2024, was 18.2 percent compared to 20.8 percent in the same period a year ago, primarily due to lower sales volume and higher investment spend, partially offset by lower incentive compensation.

Intelligent Devices
Sales
Intelligent Devices sales decreased 4.9 percent and 3.0 percent year over year in the three and six months ended March 31, 2024, respectively. Organic sales decreased 7.4 percent and 6.0 percent year over year in the three and six months ended March 31, 2024, respectively. Currency translation increased sales by 0.2 percentage points and 0.7 percentage points year over year, in the three and six months ended March 31, 2024. Acquisitions increased sales by 2.3 percentage points year over year in both the three and six months ended March 31, 2024, respectively. For the three months ended March 31, 2024, reported and organic sales increased in North America and Latin America, but decreased in Europe, Middle East, and Africa and Asia Pacific. For the six months ended March 31, 2024, reported and organic sales decreased in all regions, except for North America.
Segment Operating Margin
Intelligent Devices segment operating earnings decreased 22.2 percent year over year in the three months ended March 31, 2024. Segment operating margin decreased to 16.5 percent in the three months ended March 31, 2024, from 20.2 percent in the same period a year ago, primarily due to lower sales volume and unfavorable mix, partially offset by lower incentive compensation.
Intelligent Devices segment operating earnings decreased 25.2 percent year over year in the six months ended March 31, 2024. Segment operating margin decreased to 16.4 percent in the six months ended March 31, 2024, from 21.2 percent in the same period a year ago, primarily due to lower sales volume and supply chain utilization, partially offset by lower incentive compensation.
Software & Control
Sales
Software & Control sales decreased 23.1 percent and 10.7 percent year over year in the three and six months ended March 31, 2024, respectively. Organic sales decreased 23.2 percent and 11.4 percent year over year in the three and six months ended March 31, 2024, respectively. Currency translation increased sales by 0.1 percentage points and 0.7 percentage points year over year in the three and six months ended March 31, 2024, respectively. For the three months ended March 31, 2024, reported sales decreased in all regions, except for Latin America, and organic sales decreased in all regions. For the six months ended March 31, 2024, reported and organic sales decreased in all regions, except for Latin America.
Segment Operating Margin
Software & Control segment operating earnings decreased 41.3 percent year over year in the three months ended March 31, 2024. Segment operating margin decreased to 25.7 percent in the three months ended March 31, 2024, from 33.6 percent in the same period a year ago, primarily due to lower sales volume, partially offset by lower incentive compensation, the positive impact of price realization exceeding input costs, and favorable mix.
Software & Control segment operating earnings decreased 28.6 percent year over year in the six months ended March 31, 2024. Segment operating margin decreased to 25.3 percent in the six months ended March 31, 2024, from 31.7 percent in the same period a year ago, primarily due to lower sales volume and higher investment spend, partially offset by the positive impact of price realization exceeding input costs, lower incentive compensation, and favorable mix.
Lifecycle Services
Sales
Lifecycle Services sales increased 14.0 percent and 12.3 percent year over year in the three and six months ended March 31, 2024, respectively. Organic sales increased 12.4 percent and 10.3 percent year over year in the three and six months ended March 31, 2024, respectively. Currency translation increased sales by 0.5 percentage points year over year in the six months ended March 31, 2024. Acquisitions increased sales by 1.6 and 1.5 percentage points year over year in the three and six months ended March 31, 2024, respectively. For the three and six months ended March 31, 2024, reported sales increased in all regions, and organic sales increased in all regions, except for Asia Pacific.
Segment Operating Margin
Lifecycle Services segment operating earnings increased 247 percent and 190 percent year over year in the three and six months ended March 31, 2024, respectively. Segment operating margin increased to 16.6 percent and 13.7 percent in the three and six months ended March 31, 2024, respectively, from 5.5 percent and 5.3 percent, respectively, in the same period a year ago, primarily due to higher sales volume, lower incentive compensation, and higher margins in Sensia.

Supplemental Segment Information
Purchase accounting depreciation and amortization and non-operating pension and postretirement benefit (credit) cost are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Purchase accounting depreciation and amortization
Intelligent Devices	$10.4	$1.2	$19.7	$2.2
Software & Control	16.9	17.2	33.9	34.1
Lifecycle Services	9.5	8.0	18.6	15.8
Non-operating pension and postretirement benefit (credit) cost
Intelligent Devices	$(1.7)	$28.8	$(3.5)	$24.9
Software & Control	(1.7)	28.8	(3.5)	24.9
Lifecycle Services	(2.3)	38.6	(4.7)	33.3

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
The following are reconciliations of Net income attributable to Rockwell Automation, diluted EPS, and effective tax rate to adjusted income, adjusted EPS, and adjusted effective tax rate, respectively (in millions, except per share amounts and percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net income attributable to Rockwell Automation	$266.2	$300.3	$481.4	$684.3
Non-operating pension and postretirement benefit (credit) cost	(4.9)	105.4	(9.8)	93.0
Tax effect of non-operating pension and postretirement benefit (credit) cost	1.0	(25.6)	2.0	(22.8)
Purchase accounting depreciation and amortization attributable to Rockwell Automation	34.4	23.6	67.1	46.6
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(6.0)	(5.8)	(11.5)	(11.4)
Change in fair value of investments (1)	(2.8)	(63.0)	(5.9)	(203.6)
Tax effect of change in fair value of investments (1)	0.1	15.2	0.7	49.3
Adjusted income	$288.0	$350.1	$524.0	$635.4

Diluted EPS	$2.31	$2.59	$4.17	$5.90
Non-operating pension and postretirement benefit (credit) cost	(0.04)	0.90	(0.09)	0.80
Tax effect of non-operating pension and postretirement benefit (credit) cost	0.01	(0.22)	0.02	(0.20)
Purchase accounting depreciation and amortization attributable to Rockwell Automation	0.29	0.20	0.58	0.40
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(0.05)	(0.05)	(0.10)	(0.10)
Change in fair value of investments (1)	(0.02)	(0.54)	(0.05)	(1.75)
Tax effect of change in fair value of investments (1)	—	0.13	0.01	0.43
Adjusted EPS	$2.50	$3.01	$4.54	$5.48

Effective tax rate	14.5%	16.1%	16.1%	17.8%
Tax effect of non-operating pension and postretirement benefit (credit) cost	(0.1)%	1.9%	—%	0.7%
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	0.3%	0.4%	0.1%	0.5%
Tax effect of change in fair value of investments (1)	0.1%	(1.0)%	—%	(1.7)%
Adjusted effective tax rate	14.8%	17.4%	16.2%	17.3%
(1) Amounts in the three and six months ended March 31, 2023, primarily relate to the change in fair value of our previous investment in PTC.

Financial Condition
The following is a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Six Months Ended March 31,
	2024	2023
Cash provided by (used for)
Operating activities	$152.4	$253.4
Investing activities	(876.3)	(19.5)
Financing activities	108.6	(296.5)
Effect of exchange rate changes on cash	5.2	19.3
Decrease in cash, cash equivalents, and restricted cash	$(610.1)	$(43.3)
The following table summarizes free cash flow, which is a non-GAAP financial measure (in millions):

	Six Months Ended March 31,
	2024	2023
Cash provided by operating activities	$152.4	$253.4
Capital expenditures	(119.1)	(55.7)
Free cash flow	$33.3	$197.7
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
Cash provided by operating activities was $152.4 million for the six months ended March 31, 2024, compared to $253.4 million for the six months ended March 31, 2023. Free cash flow was $33.3 million for the six months ended March 31, 2024, compared to $197.7 million for the six months ended March 31, 2023. The year over year decreases in cash provided by operating activities and free cash flow were primarily due to lower pre-tax income, higher incentive compensation payments related to fiscal 2023 performance, and higher tax payments in the first six months of 2024 compared to the first six months of 2023, partially offset by decreases in working capital. Free cash flow for the six months ended March 31, 2024, also includes $63.4 million of higher capital expenditures. Taxes paid in the six months ended March 31, 2024, include $58.4 million of U.S transition tax under the Tax Act and $67.4 million for capital gains from the sale of PTC shares.
Our Short-term debt as of March 31, 2024, includes commercial paper borrowings of $707.0 million with a weighted average interest rate of 5.38 percent, and a weighted average maturity period of 19 days. We had no commercial paper borrowings as of September 30, 2023. In December 2022, Sensia entered into an unsecured $75.0 million line of credit. As of March 31, 2024, and September 30, 2023, included in Short-term debt was $70.0 million borrowed against the line of credit with an interest rate of 6.21 percent and 6.29 percent, respectively. Also included in Short-term debt as of September 30, 2023, was $23.5 million of interest-bearing loans from Schlumberger (SLB) to Sensia. The loans were extended to April 15, 2025, and are included in Long-term debt as of March 31, 2024. On April 25, 2024, $18.8 million of new interest-bearing loans from SLB to Sensia were entered into and are due August 28, 2024.

We repurchased approximately 1.1 million shares of our common stock under our share repurchase program in the first six months of 2024. The total cost of these shares was $315.0 million, of which $2.4 million was recorded in Accounts payable at March 31, 2024, related to shares that did not settle until April 2024. At September 30, 2023, there were $1.1 million of outstanding common stock share repurchases recorded in Accounts payable. We repurchased approximately 0.8 million shares of our common stock under our share repurchase program in the first six months of 2023. The total cost of these shares was $194.4 million, of which $0.8 million was recorded in Accounts payable at March 31, 2023, related to shares that did not settle until April 2023. Our decision to repurchase shares in the remainder of 2024 will depend on business conditions, free cash flow generation, other cash requirements, and stock price. On May 2, 2022, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. At March 31, 2024, we had approximately $625.3 million remaining for share repurchases under our existing board authorization. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.
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
At March 31, 2024, the majority of our Cash and cash equivalents were held by non-U.S. subsidiaries. As a result of the broad changes to the U.S. international tax system under the Tax Act, the Company accounts for taxes on earnings of substantially all of its non-U.S. subsidiaries including both non-U.S. and U.S. taxes. The Company has concluded that earnings of a limited number of its non-U.S. subsidiaries are indefinitely reinvested.
In June 2022, we replaced our former $1.25 billion unsecured revolving credit facility with a new five-year $1.5 billion unsecured revolving credit facility, expiring in June 2027. This credit facility uses the secured overnight funding rate (SOFR) as the primary basis for determining interest payments. We can increase the aggregate amount of this credit facility by up to $750.0 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility during the periods ended March 31, 2024, or September 30, 2023. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
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
Separate short-term unsecured credit facilities of approximately $226.8 million at March 31, 2024, were available to non-U.S. subsidiaries, of which, approximately $34.0 million was committed under letters of credit. Borrowings under our non-U.S. credit facilities at March 31, 2024, and September 30, 2023, were not significant. We were in compliance with all covenants under our credit facilities at March 31, 2024, and September 30, 2023. There are no significant commitment fees or compensating balance requirements under our credit facilities.
The following is a summary of our credit ratings as of March 31, 2024:

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

We use foreign currency forward exchange contracts to manage certain foreign currency risks. We enter into these contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years. We also may use these contracts to hedge portions of our net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. There were no open net investment hedges for the six months ended March 31, 2024, or September 30, 2023. In addition, we use foreign currency forward exchange contracts that are not designated as hedges to offset transaction gains or losses associated with some of our assets and liabilities resulting from intercompany loans or other transactions with third parties that are denominated in currencies other than our entities' functional currencies. Our foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities.
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings. During the three and six months ended March 31, 2024, we reclassified $4.9 million and $13.4 million, respectively, in pre-tax net gains related to cash flow hedges from Accumulated other comprehensive loss into the Consolidated Statement of Operations. During the three and six months ended March 31, 2023, we reclassified $7.7 million and $20.4 million in pre-tax net gains related to cash flow hedges from Accumulated other comprehensive loss into the Consolidated Statement of Operations. As of March 31, 2024, we expect that approximately $3.8 million of pre-tax net unrealized gains on cash flow hedges will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended September 30, 2023. We believe that at March 31, 2024, there has been no material change to this information.

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
The following is a reconciliation of reported sales to organic sales by geographic region (in millions):

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
North America	$1,293.6	$28.8	$0.9	$1,263.9	$1,310.6
Europe, Middle East, and Africa	398.9	1.3	3.7	393.9	486.5
Asia Pacific	269.9	1.4	(8.9)	277.4	334.2
Latin America	163.6	—	8.0	155.6	144.1
Total Company Sales	$2,126.0	$31.5	$3.7	$2,090.8	$2,275.4

	Six Months Ended March 31, 2024				Six Months Ended March 31, 2023
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
North America	$2,540.7	$47.6	$0.7	$2,492.4	$2,489.5
Europe, Middle East, and Africa	787.2	7.6	21.1	758.5	859.3
Asia Pacific	545.5	4.1	(10.6)	552.0	630.7
Latin America	304.7	—	16.9	287.8	276.9
Total Company Sales	$4,178.1	$59.3	$28.1	$4,090.7	$4,256.4

The following is a reconciliation of reported sales to organic sales by operating segment (in millions):

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
Intelligent Devices	$973.5	$23.4	$2.7	$947.4	$1,023.2
Software & Control	570.0	—	1.2	568.8	741.1
Lifecycle Services	582.5	8.1	(0.2)	574.6	511.1
Total Company Sales	$2,126.0	$31.5	$3.7	$2,090.8	$2,275.4

	Six Months Ended March 31, 2024				Six Months Ended March 31, 2023
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
Intelligent Devices	$1,900.8	$44.5	$14.6	$1,841.7	$1,959.4
Software & Control	1,173.6	—	8.7	1,164.9	1,314.4
Lifecycle Services	1,103.7	14.8	4.8	1,084.1	982.6
Total Company Sales	$4,178.1	$59.3	$28.1	$4,090.7	$4,256.4

Critical Accounting Estimates
We have prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended September 30, 2023. We believe that at March 31, 2024, there has been no material change to this information, except as noted below.
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
The key assumption requiring the use of judgement in the valuation of the $269.9 million technology asset was the obsolescence factor. The obsolescence factor of twelve years was calculated based on the depletion of existing technology using a variety of factors including research and development spend toward new product development and scheduled patent expiration. A two-year change in this assumption would result in a change of approximately $82 million in intangible assets. The key assumption requiring the use of judgement in the valuation of the $41.6 million trademark intangible asset was the weighted average royalty rate of 2.05 percent. This rate was based on royalty market data. A 100 basis point change in the royalty rate would result in a change of $20 million in intangible assets.
More information regarding these business acquisitions is contained in Note 5 in the Consolidated Financial Statements.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 17 in the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended September 30, 2023. We believe that at March 31, 2024, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Consolidated Financial Statements regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to foreign currency risk and interest rate risk is contained in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended September 30, 2023. We believe that at March 31, 2024, there has been no material change to this information.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended September 30, 2023. We believe that at March 31, 2024, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended September 30, 2023. We believe that at March 31, 2024, there has been no material change to this information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1-31, 2024	139,490	$301.06	139,490	$777,975,353
February 1-29, 2024	467,350	275.30	467,350	649,313,134
March 1-31, 2024	84,006	285.63	84,006	625,318,917
Total	690,846	$281.76	690,846
(1) All of the shares purchased during the quarter ended March 31, 2024, were acquired pursuant to the repurchase program described in (3) below.
(2) Average price paid per share includes brokerage commissions.
(3) On May 2, 2022, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. Our repurchase program allows us to repurchase shares at management’s discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

Item 5. Other Information

During the quarter ended March 31, 2024, the following officers of the Company adopted Rule 10b5-1 trading arrangements that are each intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act, with such details of the arrangements as further follows:

•Nicholas C. Gangestad, Senior Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement on February 29, 2024, that will terminate on the earlier of December 31, 2024, or the execution of all trades in the trading arrangement. Mr. Gangestad’s trading arrangement covers the sale of shares of the Company’s common stock required to be sold to cover taxes on upcoming restricted stock unit and performance share vests.

•Veena M. Lakkundi, Senior Vice President, Strategy and Corporate Development, adopted a Rule 10b5-1 trading arrangement on February 28, 2024, that will terminate on the earlier of December 31, 2024, or the execution of all trades in the trading arrangement. Ms. Lakkundi’s trading arrangement covers the sale of the number of shares of the Company’s common stock required to be sold to cover taxes on upcoming restricted stock unit and performance share vests.

•Tessa M. Myers, Senior Vice President, Intelligent Devices, adopted a Rule 10b5-1 trading arrangement on February 29, 2024, that will terminate on the earlier of December 31, 2024, or the execution of all trades in the trading arrangement. Ms. Myers’ trading arrangement covers the sale of (i) the shares of the Company’s common stock remaining following the sale to cover taxes on the vesting of 776 restricted stock units on June 6, 2024 and (ii) the number of shares of the Company’s common stock required to be sold to cover taxes on an upcoming restricted stock unit vest and performance share vests.

•Cyril Perducat, Senior Vice President and Chief Technology Officer, adopted a Rule 10b5-1 trading arrangement on February 29, 2024, that will terminate on the earlier of December 31, 2024, or the execution of all trades in the trading arrangement. Mr. Perducat’s trading arrangement covers the sale of (i) up to 1,079 long shares of the Company's common stock and (ii) the number of shares of the Company’s common stock required to be sold to cover taxes on upcoming restricted stock unit and performance share vests.

For the arrangements above referencing transactions to sell shares to cover taxes on vests, the aggregate number of shares to be sold pursuant to each trading arrangement described above is dependent on the taxes on the applicable restricted stock unit and performance share vests, and, therefore, is indeterminable at this time.

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, no director of the Company adopted or terminated a Rule 10b5-1 trading arrangement, and no officer of the Company terminated a Rule 10b5-1 trading arrangement.

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

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	May 7, 2024	By	/s/ NICHOLAS C. GANGESTAD
Nicholas C. Gangestad Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 7, 2024	By	/s/ TERRY L. RIESTERER
Terry L. Riesterer Vice President and Controller (Principal Accounting Officer)