Form 10-K
period 2024-09-30
ROCKWELL AUTOMATION, INC
filed 2024-11-12
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of registrant’s voting stock held by non-affiliates of registrant on March 29, 2024 was approximately $33.2 billion. 112,896,809 shares of registrant’s Common Stock, par value $1 per share, were outstanding on October 31, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 4, 2025, is incorporated by reference into Part III hereof.

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
•the severity and duration of disruptions to our business due to natural disasters (including those as a result of climate change), pandemics, acts of war, strikes, terrorism, social unrest or other causes;
•the availability and price of components and materials;
•the availability, effectiveness, and security of our information technology systems;
•our ability to manage and mitigate the risk related to security vulnerabilities and breaches of our hardware and software products, solutions, and services;
•the successful execution of our cost productivity and margin expansion initiatives;
•our ability to attract, develop, and retain qualified employees;
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
Whenever an Item of this Annual Report on Form 10-K refers to information in our Proxy Statement for our Annual Meeting of Shareowners to be held on February 4, 2025 (the Proxy Statement), or to information under specific captions in Item 7. MD&A, or in Item 8. Financial Statements and Supplementary Data (the Consolidated Financial Statements), the information is incorporated in that Item by reference. All date references to years and quarters refer to our fiscal year and quarters, unless otherwise stated.
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
Our operating segments share common sales, supply chain, and functional support organizations and conduct business globally. Major markets served by all segments consist of discrete end markets (e.g., Automotive including Electric Vehicle and Battery, Semiconductor, and e-Commerce & Warehouse Automation), hybrid end markets (e.g., Food & Beverage, Life Sciences, and Tire), and process end markets (e.g., Energy, Mining, and Chemicals). See Note 20 in the Consolidated Financial Statements for additional information on our operating segments.
Geographic Information
We do business in more than 100 countries around the world. The largest sales outside the United States on a country of destination basis are in Canada, China, Mexico, Italy, and the United Kingdom. See Item 1A. Risk Factors for a discussion of risks associated with our global operations.
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
The Company’s name and its registered trademark “Rockwell Automation®” and other trademarks such as “Allen-Bradley®”, “A-B®”, “PlantPAx® Process Automation System™”, and “Connected Enterprise®” are important to all of our business segments. In addition, we own other important trademarks that we use, such as “ControlLogix®” and “CompactLogix®” for our control systems, “PowerFlex®” for our AC drives, “FactoryTalk®”, “Plex Systems®”, and “Fiix®” for our software and cloud offerings, “Clearpath®” and “Otto®” for our mobile robots, and “Verve®” for our asset inventory system and vulnerability management solution.
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

Item 1A. Risk Factors
In the ordinary course of our business, we face various strategic, operating, compliance, cybersecurity, and financial risks. These risks could have an impact on our business, financial condition, operating results, and cash flows. Our most significant risks are set forth below and elsewhere in this Annual Report on Form 10-K.
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
We are subject to macroeconomic cycles and when recessions occur, we may experience reduced, canceled or delayed orders, payment delays or defaults, supply chain disruptions, or other adverse events as a result of the economic challenges faced by our customers, prospective customers, and suppliers. As our distributor partners and customers work to manage working capital and inventory levels, we may experience volatility in orders.
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

Our business depends on the movement of people and goods around the world. Natural disasters (including but not limited to those as a result of climate change), pandemics, acts or threats of war or terrorism, international conflicts, power outages, fires, explosions, equipment failures, sabotage, political instability, and the actions taken by governments could cause damage to or disrupt our business operations, our distribution network, our suppliers or our customers, and could create economic instability. Disruptions to our information technology (IT) infrastructure from system failures, shutdowns, power outages, telecommunication or utility failures, and other events, including disruptions at third-party IT and other service providers, could also interfere with or disrupt our operations. Although it is not possible to predict such events or their consequences, these events could decrease demand for our hardware and software products, solutions, or services, increase our costs, or make it difficult or impossible for us to deliver products, solutions, or services.
Our industry is highly competitive.
We face strong competition in all of our market segments in several significant respects. We compete based on breadth and scope of our hardware and software product portfolio and solution and service offerings, technology differentiation, the domain expertise of our employees and partners, product performance, quality of our hardware and software products, solutions, and services, knowledge of integrated systems and applications that address our customers’ business challenges, pricing, delivery, and customer service. The relative importance of these factors differs across the geographic markets and product areas that we serve and across our market segments. We seek to maintain competitive pricing levels across and within geographic markets by continually developing advanced technologies for new hardware and software products and product enhancements and offering complete solutions for our customers’ business problems. If we fail to achieve our objectives, to keep pace with technological changes including the development of artificial intelligence and machine learning, or to provide high quality hardware and software products, solutions, and services, we may lose business or experience price erosion and correspondingly lower sales and margins. We expect the level of competition to remain high in the future, which could limit our ability to maintain or increase our market share or profitability.
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

Failures or security breaches of our commercial product offerings (which includes hardware, software, services, and solutions), manufacturing environment, supply chain, or information and operational technology systems could have an adverse effect on our business.
We rely heavily on technology in our commercial product offerings for use in our customers’ manufacturing environment, and in our enterprise infrastructure. Despite the implementation of security measures, our systems are vulnerable to unauthorized access by nation states, hackers, cyber-criminals, malicious insiders, and other actors who may engage in fraud, theft of confidential or proprietary information, or sabotage. Our systems could be compromised by malware (including ransomware), cyber-attacks, and other events, ranging from widespread, non-targeted, global cyber threats to targeted advanced persistent threats. Given our commercial product offerings can be used in critical infrastructure and critical manufacturing, these threats could indicate increased risk for our commercial product offerings, manufacturing, and IT infrastructure.
The current cyber threat environment indicates increased risk for all companies, including those in industrial automation and information technology. Like other global companies, we have experienced cyber threats and incidents, although none have been material or had a material adverse effect on our business or financial condition. Our information security efforts include programs designed to address security governance, compliance, risk management, secure development and engineering, data protection, insider risk, third-party risk, security awareness, access management, incident response, and security operations in support of enterprise security and product security. We believe these measures reduce, but cannot eliminate, the risk of a cybersecurity incident internally or externally. Any significant security incidents could have an adverse impact on sales, harm our reputation, and cause us to incur legal liability and increased costs to address such events and related security concerns.
Product and Services Security
Our hardware and software products, services and solutions are used by our direct and indirect customers in applications that may be subject to information theft, tampering, sabotage, or cyber-attacks. Careless or malicious actors could cause a customer’s process to be disrupted or could cause equipment to operate in an improper manner, resulting in harm to people or property. To a significant extent, the security of our customers’ systems depends on how those systems are designed, installed, protected, configured, updated, and monitored, and much of this is typically outside our control. In addition, both software and hardware supply chains can introduce security vulnerabilities into many technologies across the industry. Past global cyber-attacks have also been perpetuated by compromising software updates in widely used software products, posing the risk that vulnerabilities or malicious content could be inserted into our products. In some cases, it is possible that malware attacks could spread throughout the supply chain, moving from one company to the next via authorized network connections. We have designed a Secure Development Lifecycle Program that incorporates appropriate security activities into the necessary development and support practices for our commercial product offerings. The Secure Development Lifecycle Program is audited annually by third-party firms. Our Third-Party Risk Program manages risk posed by our suppliers used in the development of our commercial product offerings. While we continue to improve the security attributes of our commercial product offerings, we can reduce risk, but not eliminate it.
Enterprise Security
Our business uses technology resources across a dispersed, global basis for a variety of functions including development, engineering, manufacturing, sales, accounting and financial reporting, and human resources. Our vendors, partners, employees, and customers have access to, and share, information across multiple locations via various digital technologies. In addition, we rely on partners and vendors, including cloud providers, for a wide range of products and outsourced activities as part of our internal IT infrastructure and our commercial product offerings. Secure connectivity is important to these ongoing operations. Also, our partners and vendors frequently have access to our confidential information as well as confidential information about our customers, employees, and others. We design our security architecture to reduce the risk that a compromise of our partners’ infrastructure, for example a cloud platform, could lead to a compromise of our internal systems or customer networks. In addition, our Third-Party Risk Program manages risk posed by our suppliers that have access to our confidential information, systems, or network, but this risk cannot be eliminated and vulnerabilities at third parties could result in unknown risk exposure to our business and information. In addition, cybersecurity threats may pose a significant risk to our third-party partners and could have a material adverse impact on their businesses, operations, products, and services that we use in our day-to-day operations.

An inability to successfully execute cost productivity and margin expansion initiatives.
Financial results depend on the successful execution of our business operating plans, including current and future cost productivity and margin expansion initiatives. We continuously pursue alignment of costs with business and economic conditions. Productivity projects include savings in the areas of product cost, indirect cost, administrative costs, purchased services, logistics, manufacturing workflows, make or buy decisions in manufacturing, product portfolio and price optimization. Our ongoing productivity initiatives target both cost reduction and improved asset utilization. Charges for workforce reduction and facility rationalization may be required in order to efficiently execute our productivity programs. There is a risk that these initiatives will not result in the projected savings that we anticipate and could negatively impact our business and financial results.
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
We do business in more than 100 countries around the world. In addition, our manufacturing operations, suppliers, and employees are located in many places around the world. The future success of our business depends on growth in our sales in all global markets. Our global operations are subject to numerous financial, legal, and operating risks, such as political and economic instability; prevalence of corruption in certain countries; enforcement of contract and intellectual property rights; and compliance with existing and future laws, regulations, and policies, including those related to exports, imports, tariffs, embargoes and other trade restrictions, investments, taxation, product content and performance, employment, and repatriation of earnings. In addition, we are affected by changes in foreign currency exchange rates, inflation rates, and interest rates. The occurrence or consequences of these risks may make it more difficult to operate our business and may increase our costs, which could decrease our profitability and have an adverse effect on our financial condition.
An inability to respond to changes in customer preferences could result in decreased demand for our products.
Our success depends in part on our ability to anticipate and offer hardware and software products and services that appeal to the changing needs and preferences of our customers in the various markets we serve. Developing new hardware and software products and service offerings requires high levels of innovation, and the development process is often lengthy and costly. If we are not able to anticipate, identify, develop, and market products that respond to changes in customer preferences and emerging technological and broader industry trends, including the development of artificial intelligence and machine learning, demand for our products could decline.
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
In addition, we own the rights to many patents, trademarks, brand names, and trade names that are important to our business. The inability to secure or enforce our intellectual property rights may have an adverse effect on our results of operations. Unauthorized resellers and counterfeiters of Company-branded products of inferior quality or that may otherwise be materially different from genuine goods sold by the Company and its authorized distributors may harm the goodwill and reputation of the Company and could adversely affect our results of operations.
Increasing employee benefit costs and funding requirements could have a negative effect on our operating results and financial condition.
One important aspect of attracting and retaining qualified personnel is continuing to offer competitive employee retirement and health care benefits. The expenses we record for our pension and other postretirement benefit plans depend on factors such as changes in market interest rates, the value and investment performance of plan assets, mortality assumptions, and healthcare trend rates. Significant unfavorable changes in these factors would increase our expenses and funding requirements. Expenses and funding requirements related to employer-funded healthcare benefits depend on laws and regulations, which could change, as well as healthcare cost inflation. An inability to control costs and funding requirements related to employee and retiree benefits could negatively impact our operating results and financial condition.
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
•legal and compliance issues;
•unknown or undisclosed and unmitigated cybersecurity risks to purchased systems, products, and services;
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
In October 2021, the Organization for Economic Cooperation and Development (OECD) and G20 Finance Ministers reached an agreement, known as Base Erosion and Profit Shifting (BEPS) Pillar Two, that, among other things, ensures that income earned in each jurisdiction that qualifying multinational enterprises operate in is subject to a minimum corporate income tax rate of at least 15%. Discussions related to the formal implementation and enactment of this agreement, including within the tax law of each member jurisdiction including the United States, are ongoing. Certain countries have enacted the Pillar Two framework, including Singapore, which is expected to result in the greatest impact to the Company. Enactment of this regulation in its current form would generally apply to the Company beginning in fiscal year 2026, resulting in an increase in our effective tax rate as well as in the amount of global corporate income tax paid.
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
Compliance with privacy and cybersecurity laws and regulations (including the emerging European Union Cyber Resiliency Act) could increase our operating costs in managing product compliance and as part of our efforts to protect and safeguard our sensitive data, personal information, and IT infrastructure. These requirements could potentially have an adverse effect on our ability to do business in certain jurisdictions. Changes in these requirements could impact demand for our hardware and software products, solutions, and services. Failure to maintain information privacy and security could result in legal liability or reputational harm.
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
We have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain of our products many years ago. We estimate the future asbestos litigation-related costs that we expect to incur over the next several years. This process is not exact because it relies on a variety of assumptions and specific factors that could potentially change over time and therefore increase or decrease our future projected asbestos liabilities. Our products may also be used in hazardous industrial activities, which could result in product liability claims. The uncertainties of litigation

(including asbestos claims) and the uncertainties related to the collection of insurance proceeds make it difficult to predict the ultimate resolution of these lawsuits.
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
We have, from time to time, divested certain businesses. In connection with these divestitures, certain lawsuits, claims, and proceedings may be instituted or asserted against us related to the period that we owned the businesses, either because we agreed to retain certain liabilities related to these periods or because such liabilities fall upon us by operation of law. In some instances, the divested business has assumed the liabilities; however, it is possible that we might be responsible for satisfying those liabilities if the divested business is unable to do so.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
The Company has a cybersecurity risk management program that is designed to assess, identify, manage, and govern risks from cybersecurity threats. Our cybersecurity risk management program is a key component of our overall enterprise risk management strategy. The Company’s cybersecurity risk management program focuses on risk and threat identification, protection, detection, response, and recovery, designed to protect the confidentiality, integrity, and availability of critical systems and data. The Company’s cybersecurity incident response and crisis management plans are components of the cybersecurity risk management program, focusing on effective response to cybersecurity incidents or attacks. We monitor our internal technology for cybersecurity threats, and we use various security capabilities to mitigate the risk of these threats. Additionally, the Company provides annual cybersecurity and information security awareness training for all employees and contractors. The Company maintains a robust, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
Governance
The Company’s cybersecurity program is led by the Chief Information Security Officer (CISO). Our CISO has more than 30 years of technology and cybersecurity leadership experience and is a Certified Information System Security Professional (CISSP), and a Certified Information Systems Auditor (CISA). The CISO reports to the Chief Information Officer (CIO). The CISO leads a team that is responsible for executing cybersecurity strategy, to support risk management, and protection of Company systems, products, and employee and customer information. As the foundation of the cybersecurity program, the Company maintains cybersecurity policies and procedures that are informed by recognized security frameworks and applicable regulations, laws, and standards. We use various frameworks, standards, guidelines, and best practices as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. The Company engages third parties to assess our cybersecurity posture and program maturity.
We also consider cybersecurity, along with other top risks for the Company, within our ERM framework. The ERM framework includes internal reporting at the business and enterprise levels, with consideration of key risk indicators, trends, and countermeasures for cybersecurity and other types of significant risks. During the year ended September 30, 2024, the Company has not identified risks from cybersecurity threats, including as a result of prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. Nevertheless, the Company recognizes cybersecurity threats are ongoing and evolving, and we continue to remain vigilant. For more information on the Company’s cybersecurity-related risks, see Item 1A. Risk Factors.
The Company’s Disclosure Committee is a part of the cybersecurity risk program as it meets quarterly to review cyber incidents that have occurred during the quarter, and additionally, as needed, to discuss any potentially material cybersecurity incidents. The Disclosure Committee, which includes senior leaders from finance and accounting, legal, investor relations, and corporate communications, is responsible for determining if risks from cybersecurity threats have materially affected or are reasonably likely to materially affect, the organization such that public disclosure is necessary. Additional management governance is provided by an Enterprise Security Council, comprised of key senior business leadership with diverse experiences and responsibilities. The Enterprise Security Council oversees key cybersecurity and product security matters and initiatives, including policy, standards, strategy, program metrics, and cybersecurity risk escalation.
Cybersecurity oversight by the Board of Directors is shared between the full Board and the Audit Committee. The full Board of Directors receives periodic updates on the cybersecurity threat landscape, recent cybersecurity events, our cybersecurity strategy, and cybersecurity program priorities. The Audit Committee receives updates on information security, including internal controls and external reporting processes. The Audit Committee also receives updates from the Disclosure Committee with respect to cybersecurity incidents reviewed by the Disclosure Committee.

Item 2. Properties

Our global headquarters in Milwaukee, Wisconsin, an owned facility, includes product development, sales, marketing, manufacturing, supply chain operations, finance, and other administrative and executive office functions. Most of our other facilities are leased and shared across our three operating segments. At September 30, 2024, the Company had two principal distribution locations, one in the U.S. and one in the Netherlands, and approximately ten principal manufacturing facilities worldwide, with the most significant of these located in the U.S., Mexico, Canada, and Singapore. We also have sales and administrative office space at over 200 locations in over 50 countries.
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

Item 4. Mine Safety Disclosures
Not applicable.
Item 4A. Information about our Executive Officers
The name, age, office and position held with the Company, and principal occupations and employment during the past five years of each of the executive officers of the Company as of November 1, 2024 are:

Name, Office and Position, and Principal Occupations and Employment	Age
Blake D. Moret — Chairman of the Board and President and Chief Executive Officer	61
Matheus De A G Viera Bulho — Senior Vice President, Software and Control since April 1, 2024; previously Vice President and General Manager, Production Automation (April 2021 – April 2024) and Vice President, Embedded Software/Hardware Engineering (September 2019 – April 2021)	47
Robert L. Buttermore — Senior Vice President and Chief Supply Chain Officer since February 13, 2023; previously Vice President and General Manager, Power Control Business (July 2018 - February 2023)	51
Matthew W. Fordenwalt — Senior Vice President, Lifecycle Services since June 1, 2023; previously Vice President and General Manager, Systems and Solutions Business (April 2019 - June 2023)	48
Scott A. Genereux — Senior Vice President and Chief Revenue Officer since February 1, 2021; previously Executive Vice President of Worldwide Field Operations at Veritas (provider of information management services) (2017-2020)	61
Rebecca W. House — Senior Vice President, Chief People (since July 2020) and Legal Officer and Secretary	51
Veena M. Lakkundi — Senior Vice President, Strategy and Corporate Development since November 1, 2021; previously Senior Vice President, Strategy & Business Development (2020-2021), Vice President and General Manager, Industrial Adhesives and Tapes Division (2019-2020), and Vice President and Chief Ethics & Compliance Officer, Compliance and Business Conduct, Legal Affairs (2017-2019) at 3M Company (consumer goods, health care, and worker safety)	55
John M. Miller — Vice President and Chief Intellectual Property Counsel	57
Tessa M. Myers — Senior Vice President Intelligent Devices since June 6, 2022; previously Vice President and General Manager, Production Operations Management (from April 2021-June 2022), Vice President, Product Management (from October 2020-April 2021), and Regional President, North America	48
Christopher Nardecchia — Senior Vice President and Chief Information Officer	62
Cyril P. Perducat — Senior Vice President (since June 1, 2021) and Chief Technology Officer since July 1, 2021; previously Executive Vice President, Schneider Electric (energy and automation digital solutions)	55
Terry L. Riesterer — Vice President and Controller since November 29, 2019; previously Vice President, Corporate Financial Planning and Analysis and Corporate Development (from August 2016-November 2019)	56
Christian E. Rothe — Senior Vice President and Chief Financial Officer since August 19, 2024; previously President, Global Industrial Division (January 2022-August 2024) and President, Global Applied Fluid Technologies Division (June 2018 – December 2021) at Graco Inc. (provider of fluid handling systems and components)	50
Isaac R. Woods — Vice President and Treasurer since October 1, 2020; previously Director, Finance, Power Control Business (from March 2019-October 2020)	39
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
Our common stock, $1 par value, is listed on the New York Stock Exchange and trades under the symbol “ROK”. On October 31, 2024, there were 11,332 shareowners of record of our common stock.
Company Purchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1 – 31, 2024	32,230	$272.95	32,230	$455,330,732
August 1 – 31, 2024	384,201	263.40	384,201	354,133,262
September 1 – 30, 2024	30,547	261.80	30,547	1,346,135,915
Total	446,978	$263.98	446,978
(1) All of the shares purchased during the quarter ended September 30, 2024, were acquired pursuant to the repurchase program described in (3) below.
(2) Average price paid per share includes brokerage commissions.
(3) On both May 2, 2022 and September 11, 2024, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. Our repurchase program allows us to repurchase shares at management’s discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

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
The following line graph compares the cumulative total shareowner return on our common stock against the cumulative total return of the S&P Composite-500 Stock Index (S&P 500 Index) and the S&P 500 Selected GICS groups (Capital Goods, Software & Services, and Technology Hardware & Equipment) for the period of five fiscal years from October 1, 2019, to September 30, 2024, assuming in each case a fixed investment of $100 at the respective closing prices on September 30, 2019, and reinvestment of all dividends.
The cumulative total returns on Rockwell Automation common stock and each index as of September 30, 2019 through 2024 plotted in the above graph are as follows:

	2019	2020	2021	2022	2023	2024
Rockwell Automation (1)	$100.00	$136.66	$185.04	$137.74	$186.12	$178.10
S&P 500 Index	100.00	115.13	149.66	126.48	153.79	209.67
S&P Selected GICS groups	100.00	138.10	176.23	149.59	194.96	261.50
Cash dividends per common share	3.88	4.08	4.28	4.48	4.72	5.00
(1) Includes the reinvestment of all dividends in our common stock.

Item 6. [Reserved]
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
•continue double-digit growth in annual recurring revenue;
•add 1% average annual growth from acquisitions; and
•deliver profitable growth within a disciplined financial framework.

Sustainability
Our 2023 Sustainability Report highlights our sustainability strategy and outcomes. Our sustainability priorities are focused on three outcomes:
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
Market Access and Expansion
Over the past decade, our investments in technology and globalization have enabled us to expand our addressed market to approximately $130 billion. With our focus on innovation and growth, we expect to continue to expand our addressed market over our long-term planning horizon. All of our markets are expected to grow over our long-term planning horizon. Our domestic market projections reflect the opportunity to localize our customers’ supply chain and production operations. Our international market projections reflect higher levels of infrastructure investment and the growing middle-class population. We believe that increased demand for consumer products in our addressed markets will lead to manufacturing investment and provide us with additional growth opportunities in the future.
We have developed a powerful partner ecosystem that acts as an amplifier to our internal capabilities and enables us to serve our customers’ evolving needs around the world.
In most countries, our direct sales force works with Original Equipment Manufacturers (OEMs) or machine builders, system integrators, technology partners, and end users in conjunction with independent distributors. Approximately 65 percent of our global sales are transacted through independent distributors. Sales to our two largest distributors in 2024, 2023, and 2022, which are attributable to all three segments, were approximately 20 percent of our total sales.

Machine builders continue to represent an important growth opportunity. To remain competitive, machine builders need to find the optimal balance of machine cost and performance while reducing their time to market. Our scalable technology, leading design productivity tools, and recent acquisitions support machine builders in addressing these business needs.
Acquisitions and Investments
Our acquisition and investment strategy focuses on hardware and software products, solutions, and services that will be catalytic to the organic growth of our core offerings.
Our key priorities for inorganic investments include:
•annual recurring revenue;
•market expansion in Europe and Asia; and
•application-specific technology in focus industries.
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
Attracting, Developing, and Retaining Highly Qualified Employees
Our talent management practices are focused on ensuring we can attract, develop, and retain the talent we need to deliver our business strategy. We work to deliver a cohesive and consistent experience throughout the employee lifecycle that aligns with our four culture principles:
•Strengthen our commitment to integrity, diversity and inclusion;
•Be willing to compare ourselves to the best alternatives;
•Increase the speed of decision making;
•Have a steady stream of fresh ideas.
Our programs and processes are designed to enable and inspire great employees to do their best work and to make Rockwell Automation a place where the best want to be.

There are several ways in which we attract, develop, and retain highly qualified employees, including:
•We make the safety and health of our employees a top priority. We strive for zero workplace injuries and illnesses and operate in a manner that recognizes safety as fundamental to Rockwell Automation being a great place to work. In fiscal 2024, we achieved 0.27 recordable cases per 100 employees.
•We capture and act upon employee feedback through our annual employee engagement survey. It measures several engagement indicators and drivers and provides an overall employee engagement index (EEI) with external benchmark comparison. The latest survey, conducted in February 2024, showed an EEI of 76, which was eight points higher than the industry norm of 68 for this index. Our global inclusion index score was 79, five points higher than the industry norm of 74.
•We invest in growth and development of our employees. As the pace of change increases, it is important we provide re-skilling and upskilling opportunities for our technical talent, along with soft skills and leadership development for all. We offer a portfolio of all employee, managerial, and leader training that spans on-demand, virtual, and live instructor-led formats. Our programs focus on basic as well as transformational skills. We take pride in our culture and in fiscal 2021 created an opportunity for our employees to participate in team-based culture workshops that have evolved into a standard during new employee onboarding. In fiscal 2024, the majority of our employees completed one or more of our training programs representing over 1.1 million learning hours.
•We offer employee assistance and work life benefits to all global employees. Our comprehensive benefits include healthcare benefits, disability and life insurance benefits, paid time off, and leave programs. Rockwell offers plans and resources to help employees meet future savings goals through defined benefit and retirement savings plans. We believe that face to face interaction is critical for our culture, innovation, people development, and engagement, and that flexible, virtual work arrangements help employees be more productive and engaged. During fiscal 2024, we updated our Hybrid Workplace Program, which combines the values of both physical workspaces and virtual work options, both of which are important for attracting, retaining, and developing employees and facilitating innovation, engagement, and productivity. We offer flextime, remote work, and part-time arrangements whenever business conditions permit.
We monitor employee retention and attrition rates by demographic factors including by gender, ethnicity, generation, years of service, career role, region, business, and function. We generally experienced flat attrition rates in fiscal 2024 as compared to fiscal 2023. We believe this is consistent with market trends experienced broadly across labor markets in fiscal 2024. We use attrition rate information to identify and address unfavorable trends to mitigate risk to our business. See Item 1A. Risk Factors for a discussion of risks relating to our inability to attract, develop, and retain highly qualified employees.
At September 30, 2024, our employees, including those employed by consolidated subsidiaries, by region were approximately:

North America	9,500
Europe, Middle East and Africa	5,500
Asia Pacific	7,000
Latin America	5,000
Total employees	27,000
Our employees had the following global gender demographics based on voluntary disclosure:

	September 30, 2024
	Women	Men	Undisclosed
All employees	32%	68%	—%
Individual Contributors	33%	67%	—%
People Managers	27%	73%	—%

Technical Talent	19%	81%	—%

Manufacturing Associates	45%	55%	—%

Our U.S. employees had the following race and ethnicity demographics based on voluntary disclosure:

	September 30, 2024
	Black / African American	Asian	Hispanic / Latinx	White	Multiracial, Native American and Pacific Islander	Undisclosed
All U.S. Employees	7%	10%	6%	70%	2%	5%
Individual Contributors	8%	11%	5%	69%	2%	5%
People Managers	6%	8%	6%	74%	1%	5%

Technical Talent	5%	13%	6%	69%	2%	5%

Manufacturing Associates	14%	16%	4%	55%	2%	9%

U.S. Economic Trends
In 2024, sales in the U.S. accounted for over half of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:
•The Industrial Production (IP) Index, published by the Federal Reserve, which measures the real output of manufacturing, mining, and electric and gas utilities. The Manufacturing IP Index is expressed as a percentage of real output in a base year, currently 2017.
•The Manufacturing Purchasing Managers’ Index (PMI), published by the Institute for Supply Management (ISM), which indicates the current and near-term state of manufacturing activity in the U.S. According to the ISM, a PMI measure above 50 indicates that the U.S. manufacturing economy is generally expanding while a measure below 50 indicates that it is generally contracting.
The table below depicts the trends in these indicators from fiscal 2022 to 2024. These figures are as of November 12, 2024, and are subject to revision by the issuing organizations. The IP Index declined in the fourth quarter of fiscal 2024 versus the third quarter of fiscal 2024. Manufacturing PMI results continued to soften in the fourth quarter of 2024. The Manufacturing PMI reading in the month of September was the highest of the quarter, however it still remains below 50.

	Manufacturing IP Index	PMI
Fiscal 2024 quarter ended:
September 2024	99.1	47.2
June 2024	99.5	48.5
March 2024	99.5	50.3
December 2023	99.2	47.1
Fiscal 2023 quarter ended:
September 2023	99.6	49.0
June 2023	99.2	46.0
March 2023	99.2	46.3
December 2022	98.1	48.4
Fiscal 2022 quarter ended:
September 2022	100.6	50.9
June 2022	100.0	53.0
March 2022	100.6	57.1
December 2021	100.1	58.8
Inflation in the U.S. has also had an impact on our input costs and pricing. We used the Producer Price Index (PPI), published by the Bureau of Labor Statistics, which measures the average change over time in the selling prices received by domestic producers for their output. After observing double-digit PPI growth through most of 2022, we have now observed PPI growth in the low single digits for the last four quarters. Producer prices remain elevated, however, year over year increases continued to decelerate following the last two years' surges in prices.
Non-U.S. Economic Trends
In 2024, sales to customers outside the U.S. accounted for less than half of our total sales. These customers include both indigenous companies and multinational companies with a global presence. In addition to the global factors previously mentioned in the Overview section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure, and expanding consumer markets. We use changes in key countries' gross domestic product (GDP), IP, and PMI as indicators of the growth opportunities in each region where we do business. Industrial output outside the U.S. was mixed in the fourth quarter of fiscal 2024. Manufacturing PMI readings outside the U.S were also mixed with results reported above and below 50 and readings improving in some countries during the quarter and softening in others.

Backlog
Our total order backlog consists of (in millions):

	September 30,
	2024	2023
Intelligent Devices	$736.8	$1,464.1
Software & Control	652.8	897.5
Lifecycle Services	1,701.0	1,747.3
Total Company	$3,090.6	$4,108.9
See Note 2 in the Consolidated Financial Statements for additional information on the nature of our products and services and revenue recognition.

Summary of Results of Operations
The following table reflects our sales and operating results (in millions, except per share amounts and percentages):

	Year Ended September 30,
	2024	2023	2022
Sales
Intelligent Devices (a)	$3,804.1	$4,098.2	$3,544.6
Software & Control (b)	2,187.4	2,886.0	2,312.9
Lifecycle Services (c)	2,272.7	2,073.8	1,902.9
Total sales (d)	$8,264.2	$9,058.0	$7,760.4
Segment operating earnings (1)
Intelligent Devices (e)	$700.0	$828.2	$717.6
Software & Control (f)	529.7	953.2	666.7
Lifecycle Services (g)	365.6	148.4	158.3
Total segment operating earnings (2) (h)	1,595.3	1,929.8	1,542.6
Purchase accounting depreciation and amortization, and impairment	(143.9)	(264.4)	(103.9)
Corporate and other	(135.8)	(127.9)	(104.7)
Non-operating pension and postretirement benefit credit (cost)	19.8	(82.7)	(4.7)
Change in fair value of investments	0.1	279.3	(136.9)
Restructuring charges	(97.4)	—	—
Interest expense, net	(139.0)	(125.6)	(118.8)
Income before income taxes (i)	1,099.1	1,608.5	1,073.6
Income tax provision	(151.8)	(330.5)	(154.5)
Net income	947.3	1,278.0	919.1
Net loss attributable to noncontrolling interests	(5.2)	(109.4)	(13.1)
Net income attributable to Rockwell Automation	$952.5	$1,387.4	$932.2

Diluted EPS	$8.28	$11.95	$7.97

Adjusted EPS (3)	$9.71	$12.12	$9.49

Diluted weighted average outstanding shares	114.5	115.6	116.7

Pre-tax margin (i/d)	13.3%	17.8%	13.8%

Intelligent Devices segment operating margin (e/a)	18.4%	20.2%	20.2%
Software & Control segment operating margin (f/b)	24.2%	33.0%	28.8%
Lifecycle Services segment operating margin (g/c)	16.1%	7.2%	8.3%
Total segment operating margin (2) (h/d)	19.3%	21.3%	19.9%
(1) See Note 20 in the Consolidated Financial Statements for the definition of segment operating earnings.
(2) Total segment operating earnings and total segment operating margin are non-GAAP financial measures. We exclude purchase accounting depreciation and amortization, impairment, corporate and other, non-operating pension and postretirement benefit credit (cost), change in fair value of investments, restructuring charges aligned with enterprise-wide strategic initiatives, interest expense, net, and income tax provision because we do not consider these items to be directly related to the operating performance of our segments. We believe total segment operating earnings and total segment operating margin are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our operating segments. Our measures of total segment operating earnings and total segment operating margin may be different from measures used by other companies.
(3) Adjusted EPS is a non-GAAP earnings measure. See Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation for more information on this non-GAAP measure.

2024 Compared to 2023
Sales
Sales in fiscal 2024 decreased 9 percent compared to 2023. Organic sales decreased 10 percent. Acquisitions increased sales by 1 percentage point. Total annual recurring revenue at September 30, 2024, grew approximately 16 percent compared to September 30, 2023. Organic annual recurring revenue at September 30, 2024 grew approximately 14 percent compared to September 30, 2023. See Annual Recurring Revenue (ARR) for information on this measure. Pricing increased total company sales by approximately 2 percentage points, realized in the Intelligent Devices and Software & Control segments. Volume decreased total company sales by approximately 12 percentage points year over year driven by the Software & Control and Intelligent Devices segments, partially offset by the Lifecycle Services segment.
The table below presents our sales for the year ended September 30, 2024, attributed to the geographic regions based upon country of destination, and the percentage change from the same period in 2023 (in millions, except percentages).

		Change vs.	Change in Organic Sales (1) vs.
	Year Ended September 30, 2024	Year Ended September 30, 2023	Year Ended September 30, 2023
North America	$5,052.8	(3)%	(5)%
Europe, Middle East and Africa	1,504.5	(20)%	(21)%
Asia Pacific	1,072.8	(21)%	(20)%
Latin America	634.1	5%	4%
Total Company Sales	$8,264.2	(9)%	(10)%
(1) Organic sales and organic sales growth exclude the effect of acquisitions, changes in currency exchange rates, and divestitures. See Supplemental Sales Information for information on these non-GAAP measures.
Corporate and Other
Corporate and other expenses were $135.8 million in fiscal 2024 compared to $127.9 million in fiscal 2023.
Restructuring Charges
Restructuring charges were $97.4 million in fiscal 2024, which relate to actions in conjunction with an enterprise-wide comprehensive program to optimize cost structure and expand margins. See Note 18 in the Consolidated Financial Statements for more information on our restructuring charges.
Income before Income Taxes
Income before income taxes decreased to $1,099.1 million in 2024 from $1,608.5 million in 2023. The decrease was primarily due to lower segment operating earnings in the Software & Control and Intelligent Devices operating segments and the fair value adjustments recognized in the prior year in connection with our previous investment in PTC, Inc. (PTC), partially offset by a $157.5 million accounting charge in 2023 for impairment of goodwill for our Sensia joint venture (goodwill impairment). Total segment operating earnings decreased to $1,595.3 million from $1,929.8 million in 2023, primarily due to lower sales volume and unfavorable mix, partially offset by lower incentive compensation and the positive impact of price realization exceeding input costs.
Income Taxes
The effective tax rate in 2024 was 13.8 percent compared to 20.5 percent in 2023. The decrease in the effective tax rate was primarily due to a valuation allowance established in 2023 on certain deferred tax assets of our Sensia joint venture and tax effects of the related goodwill impairment totaling $33.1 million, and higher discrete tax benefits in 2024 compared to 2023. The adjusted effective tax rate in 2024 was 15.1 percent compared to 16.4 percent in 2023. The decrease in the adjusted effective tax rate was primarily due to higher discrete tax benefits in 2024 compared to 2023.
See Note 16 in the Consolidated Financial Statements for a complete reconciliation of the United States statutory tax rate to the effective tax rate and additional information on tax events in 2024 and 2023 affecting each year’s respective tax rates.

In October 2021, the Organization for Economic Cooperation and Development (OECD) and G20 Finance Ministers reached an agreement, known as Base Erosion and Profit Shifting (BEPS) Pillar Two, that, among other things, ensures that income earned in each jurisdiction that qualifying multinational enterprises operate in is subject to a minimum corporate income tax rate of at least 15%. Discussions related to the formal implementation and enactment of this agreement, including within the tax law of each member jurisdiction including the United States, are ongoing. Certain countries have enacted the Pillar Two framework, including Singapore, which is expected to result in the greatest impact to the Company. Enactment of this regulation in its current form would generally apply to the Company beginning in fiscal year 2026, resulting in an increase in our effective tax rate as well as in the amount of global corporate income tax paid.
Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests was $5.2 million in 2024 compared to $109.4 million in 2023. The decrease was driven by the prior year $93.3 million goodwill impairment and related tax effects including tax asset valuation allowances that are attributable to noncontrolling interests.
Diluted EPS and Adjusted EPS
Fiscal 2024 Net income attributable to Rockwell Automation was $952.5 million or $8.28 per share, compared to $1,387.4 million or $11.95 per share in fiscal 2023. The decreases in Net income attributable to Rockwell Automation and diluted EPS were primarily due to lower sales and lower pre-tax margin. Pre-tax margin was 13.3% compared to 17.8% in fiscal 2023. The decrease in pre-tax margin was primarily due to lower sales volume, fair value adjustments recognized in the prior year in connection with our previous investment in PTC, and restructuring charges, partially offset by lower incentive compensation, the prior year goodwill impairment, and the benefits from cost reduction actions. Adjusted EPS was $9.71 in fiscal 2024, down 20 percent compared to $12.12 in fiscal 2023, primarily due to lower sales and lower segment operating margin. Total segment operating margin was 19.3% compared to 21.3% in fiscal 2023. The decrease in total segment operating margin was primarily due to lower sales volume and unfavorable mix, partially offset by lower incentive compensation and the benefits from cost reduction actions.

Intelligent Devices
Sales
Intelligent Devices sales decreased 7 percent in 2024 compared to 2023. Organic sales decreased 9 percent. Acquisitions increased sales by 2 percentage points. All regions except North America experienced reported and organic sales decreases.
Segment Operating Margin
Intelligent Devices segment operating earnings decreased 15 percent year over year. Segment operating margins decreased to 18.4 percent in 2024 from 20.2 percent in 2023, primarily due to lower sales volume, partially offset by lower incentive compensation, the positive impact of price realization exceeding input costs, and an adjustment to an earnout accrual tied to achievement of the seller’s revenue target on our Clearpath Robotics, Inc. acquisition including its industrial division OTTO Motors (Clearpath).
Software & Control
Sales
Software & Control reported and organic sales decreased 24 percent in 2024 compared to 2023. All regions experienced reported and organic sales decreases.
Segment Operating Margin
Software & Control segment operating earnings decreased 44 percent year over year. Segment operating margin decreased to 24.2 percent in 2024 from 33.0 percent in 2023, primarily due to lower sales volume, partially offset by lower incentive compensation and the positive impact of price realization exceeding input costs.
Lifecycle Services
Sales
Lifecycle Services sales increased 10 percent in 2024 compared to 2023. Organic sales increased 8 percent. Acquisitions increased sales by 2 percentage points. All regions experienced reported sales increases. All regions except Asia Pacific experienced organic sales increases.
Segment Operating Margin
Lifecycle Services segment operating earnings increased 146 percent year over year. Segment operating margin increased to 16.1 percent in 2024 from 7.2 percent in 2023, primarily due to lower incentive compensation, higher sales volume, strong project execution, higher margins in Sensia, and ongoing savings from the prior year structural actions.

2023 Compared to 2022
For a discussion of the Company’s fiscal 2023 results compared to fiscal 2022, see the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, filed on November 8, 2023.
Supplemental Segment Information
Purchase accounting depreciation and amortization, and impairment, non-operating pension and postretirement benefit (credit) cost, and restructuring charges are not allocated to our operating segments because these costs are excluded from our measurement of each segment’s operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Year Ended September 30,
	2024	2023	2022
Purchase accounting depreciation and amortization, and impairment
Intelligent Devices	$37.9	$4.7	$2.5
Software & Control	67.4	68.5	69.0
Lifecycle Services	37.6	190.2	31.4
Non-operating pension and postretirement benefit (credit) cost
Intelligent Devices	$(7.2)	$21.2	$(3.5)
Software & Control	(7.2)	21.2	(3.5)
Lifecycle Services	(9.5)	28.3	(4.8)
Restructuring Charges
Intelligent Devices	$44.4	$—	$—
Software & Control	32.6	—	—
Lifecycle Services	19.4	—	—

Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation
Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude non-operating pension and postretirement benefit (credit) cost, purchase accounting depreciation and amortization, and impairment attributable to Rockwell Automation, change in fair value of investments, restructuring charges aligned with enterprise-wide strategic initiatives, and Net loss attributable to noncontrolling interests, including their respective tax effects. In 2024, we updated the definition of our non-GAAP earnings measures to exclude significant restructuring charges aligned with enterprise-wide strategic initiatives. In the year ended September 30, 2024, we recognized these restructuring charges in conjunction with an enterprise-wide comprehensive program to optimize cost structure and expand margins. We believe the change to our definition provides a more useful presentation of our operating performance to investors as these restructuring charges are significant and enterprise-wide severance actions and not reflective of our ongoing operations. We did not revise prior years because there were no similar restructuring actions with significant costs. See Note 18 in the Consolidated Financial Statements for more information on our restructuring charges.
Purchase accounting depreciation and amortization, and impairment attributable to Rockwell Automation includes an accounting charge related to goodwill impairment for our Sensia joint venture in the year ended September 30, 2023. The tax effect of the purchase accounting depreciation and amortization, and impairment attributable to Rockwell Automation includes the tax effects on the Sensia joint venture goodwill impairment and related Sensia tax asset valuation allowances. Non-operating pension and postretirement benefit (credit) cost is defined as all components of our net periodic pension and postretirement benefit cost except for service cost. See Note 14 in the Consolidated Financial Statements for more information on our net periodic pension and postretirement benefit cost.
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

The following are reconciliations of Net income attributable to Rockwell Automation, diluted EPS, and effective tax rate to Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate, respectively (in millions, except per share amounts and percentages):

	Year Ended September 30,
	2024	2023	2022
Net income attributable to Rockwell Automation	$952.5	$1,387.4	$932.2
Non-operating pension and postretirement benefit (credit) cost	(19.8)	82.7	4.7
Tax effect of non-operating pension and postretirement benefit (credit) cost	4.0	(20.6)	(1.9)
Purchase accounting depreciation and amortization, and impairment attributable to Rockwell Automation (1)	132.8	178.3	91.9
Tax effect of purchase accounting depreciation and amortization, and impairment attributable to Rockwell Automation (1)	(24.6)	(9.4)	(22.3)
Change in fair value of investments (2)	(0.1)	(279.3)	136.9
Tax effect of change in fair value of investments (2)	(0.7)	67.6	(30.8)
Restructuring charges (3)	97.4	—	—
Tax effect of restructuring charges (3)	(24.3)	—	—
Adjusted Income	$1,117.2	$1,406.7	$1,110.7

Diluted EPS	$8.28	$11.95	$7.97
Non-operating pension and postretirement benefit (credit) cost	(0.17)	0.72	0.04
Tax effect of non-operating pension and postretirement benefit (credit) cost	0.03	(0.18)	(0.02)
Purchase accounting depreciation and amortization, and impairment attributable to Rockwell Automation	1.16	1.54	0.78
Tax effect of purchase accounting depreciation and amortization, and impairment attributable to Rockwell Automation	(0.22)	(0.08)	(0.19)
Change in fair value of investments (2)	—	(2.42)	1.17
Tax effect of change in fair value of investments (2)	(0.01)	0.59	(0.26)
Restructuring charges	0.85	—	—
Tax effect of restructuring charges	(0.21)	—	—
Adjusted EPS	$9.71	$12.12	$9.49

Effective tax rate	13.8%	20.5%	14.4%
Tax effect of non-operating pension and postretirement benefit (credit) cost	(0.1)%	0.3%	0.1%
Tax effect of purchase accounting depreciation and amortization, and impairment attributable to Rockwell Automation	0.4%	(3.7)%	0.6%
Tax effect of change in fair value of investments (2)	0.1%	(0.7)%	0.9%
Tax effect of restructuring charges	0.9%	—%	—%
Adjusted Effective Tax Rate	15.1%	16.4%	16.0%
(1) 2023 includes $97.3 million net expense from $157.5 million goodwill impairment charge included in Income before income taxes, $33.1 tax effect from goodwill impairment and related valuation allowances recorded in Income tax provision, and ($93.3) million Net loss attributable to noncontrolling interests.
(2) Primarily relates to the change in fair value of our previous investment in PTC.
(3) Restructuring charges include $92.3 million for severance benefits and $5.1 million for strategic advisory services related to the enterprise-wide severance actions.

Annual Recurring Revenue (ARR)
Total ARR is a key metric that enables measurement of progress in growing our recurring revenue business. It represents the annual contract value of all active recurring revenue contracts at any point in time. Recurring revenue is defined as a revenue stream that is contractual, typically for a period of 12 months or more, and has a high probability of renewal. The probability of renewal is based on historical renewal experience of the individual revenue streams, or management's best estimates if historical renewal experience is not available. Total ARR growth is calculated as the dollar change in ARR, adjusted to exclude the effects of currency, divided by ARR as of the prior period. The effects of currency translation are excluded by calculating Total ARR on a constant currency basis. Total ARR includes acquisitions even if there was no comparable ARR in the prior period. We believe that Total ARR provides useful information to investors because it reflects our recurring revenue performance period over period including the effect of acquisitions. Our measure of ARR may be different from measures used by other companies. Because ARR is based on annual contract value, it does not represent revenue recognized during a particular reporting period or revenue to be recognized in future reporting periods and is not intended to be a substitute for revenue, contract liabilities, or backlog.
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

Financial Condition
The following is a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Year Ended September 30,
	2024	2023	2022
Cash provided by (used for)
Operating activities	$863.8	$1,374.6	$823.1
Investing activities	(982.5)	854.3	(7.8)
Financing activities	(502.8)	(1,675.6)	(934.2)
Effect of exchange rate changes on cash	12.1	19.2	(52.6)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(609.4)	$572.5	$(171.5)
The following table summarizes free cash flow, which is a non-GAAP financial measure (in millions):

	Year Ended September 30,
	2024	2023	2022
Cash provided by operating activities	$863.8	$1,374.6	$823.1
Capital expenditures	(224.7)	(160.5)	(141.1)
Free cash flow	$639.1	$1,214.1	$682.0
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
Cash provided by operating activities was $863.8 million for the year ended September 30, 2024, compared to $1,374.6 million for the year ended September 30, 2023. Free cash flow was $639.1 million for the year ended September 30, 2024, compared to $1,214.1 million for the year ended September 30, 2023. The year-over-year decreases in cash provided by operating activities and free cash flow were primarily due to lower pre-tax income, higher incentive compensation payments in 2024 related to fiscal 2023 performance, and higher tax payments, partially offset by decreases in working capital. Free cash flow for the year ended September 30, 2024, also includes $64.2 million of higher capital expenditures. Taxes paid in the year ended September 30, 2024, include $58.4 million of U.S. transition tax under the Tax Cuts and Jobs Act of 2017 (the Tax Act) and $67.4 million for capital gains from the sale of shares of PTC common stock.
Our Short-term debt as of September 30, 2024, includes commercial paper borrowings of $657.0 million with a weighted average interest rate of 5.14 percent and a weighted average maturity period of 24 days. We had no commercial paper borrowings as of September 30, 2023. In December 2022, Sensia entered into an unsecured $75.0 million line of credit. As of September 30, 2024 and 2023, included in Short-term debt was $70.0 million borrowed against the line of credit with an interest rate of 6.17 percent and 6.29 percent, respectively. Also included in Short-term debt as of September 30, 2024 and September 30, 2023 was $23.5 million of interest-bearing loans from Schlumberger (SLB) to Sensia, due April 2025. In April 2024, $18.8 million of new interest-bearing loans from SLB to Sensia were entered into and were due August 2024, extended to April 2025.

We repurchased approximately 2.2 million shares of our common stock under our share repurchase program in 2024 at a total cost of $594.2 million and an average cost of $272.97 per share. In 2023, we repurchased approximately 1.2 million shares of our common stock under our share repurchase program at a total cost of $311.0 million and an average cost of $265.48 per share. At September 30, 2024, there were $0.4 million of outstanding common stock share repurchases recorded in Accounts payable that do not settle until 2025. At September 30, 2023, there were $1.1 million of outstanding common stock share repurchases recorded in Accounts payable that did not settle until 2024. Our decision to repurchase shares in 2025 will depend on business conditions, free cash flow generation, other cash requirements, and stock price. At September 30, 2024, we had approximately $1,346.1 million remaining for share repurchases under our existing board authorizations. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding share repurchases.
We expect future uses of cash to include working capital requirements, capital expenditures, dividends to shareowners, repurchases of common stock, repayments of debt, additional contributions to our retirement plans, and acquisitions of businesses and other inorganic investments. We expect capital expenditures in 2025 to be approximately $250 million. Significant long-term uses of cash include the following (in millions):

	Payments by Period
	Total	2025	2026	2027	2028	2029	Thereafter
Long-term debt and interest (1)	$5,119.4	$407.8	$102.3	$102.3	$343.9	$503.1	$3,660.0
Minimum lease payments (Note 19)	518.6	111.0	97.2	80.6	59.7	41.3	128.8
Postretirement benefits (2)	44.6	6.7	6.3	5.7	5.2	4.7	16.0
Pension funding contribution (3)	19.0	19.0	—	—	—	—	—
Transition tax (4)	175.3	77.9	97.4	—	—	—	—
Total	$5,876.9	$622.4	$303.2	$188.6	$408.8	$549.1	$3,804.8
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
(3) Amounts reported for pension funding contributions reflect current estimates. Contributions to our pension plans beyond 2025 will depend on future investment performance of our pension plan assets, changes in discount rate assumptions, and governmental regulations in effect at the time. Amounts subsequent to 2025 are excluded from the summary above, as we are unable to make a reasonably reliable estimate of these amounts. The minimum contribution for our U.S. pension plan as required by the Employee Retirement Income Security Act (ERISA) is currently zero. We may make additional contributions to this plan at the discretion of management.
(4) Under the Tax Act, the Company may elect to pay the transition tax interest-free over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight.
We expect to fund future uses of cash with a combination of existing cash balances, cash generated by operating activities, commercial paper borrowings, or a new issuance of debt or other securities. In addition, we have access to unsecured credit facilities with various banks.
At September 30, 2024, the majority of our Cash and cash equivalents were held by non-U.S. subsidiaries. We use a global cash pooling arrangement to allocate capital resources among our entities. As a result of the broad changes to the U.S. international tax system under the Tax Act, the Company accounts for taxes on earnings of substantially all of its non-U.S. subsidiaries including both non-U.S. and U.S. taxes. The Company has concluded that earnings of a limited number of its non-U.S. subsidiaries are indefinitely reinvested.

In June 2022, we replaced our former $1.25 billion unsecured revolving credit facility with a new five-year $1.5 billion unsecured revolving credit facility, expiring in June 2027. This credit facility uses the secured overnight funding rate (SOFR) as the primary basis for determining interest payments. We can increase the aggregate amount of this credit facility by up to $750.0 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility during the periods ended September 30, 2024, or September 30, 2023. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
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
Separate short-term unsecured credit facilities of approximately $248.5 million at September 30, 2024, were available to non-U.S. subsidiaries, of which approximately $34.6 million was committed under letters of credit. Borrowings under our non-U.S. credit facilities at September 30, 2024 and 2023, were not significant. We were in compliance with all covenants under our credit facilities at September 30, 2024 and 2023. There are no significant commitment fees or compensating balance requirements under our credit facilities.
In July 2024, Standard & Poor’s downgraded our short-term rating from A-1 to A-2 and our long-term rating from A to A- and also changed our outlook from negative to stable. No changes were made to existing ratings by Moody’s or Fitch. The following is a summary of our credit ratings as of November 12, 2024:

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
Cash dividends declared to shareowners were $572.8 million in 2024 ($5.00 per common share), $544.0 million in 2023 ($4.72 per common share), and $520.8 million in 2022 ($4.48 per common share). Our quarterly dividend rate as of September 30, 2024, is $1.25 per common share ($5.00 per common share annually), which is determined at the sole discretion of our Board of Directors.

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

The following is a reconciliation of reported sales to organic sales by geographic region (in millions):

	Year Ended September 30, 2024				Year Ended September 30, 2023
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
North America	$5,052.8	$81.8	$(3.4)	$4,974.4	$5,224.0
Europe, Middle East and Africa	1,504.5	9.0	21.6	1,473.9	1,870.6
Asia Pacific	1,072.8	4.8	(18.2)	1,086.2	1,358.0
Latin America	634.1	0.4	4.5	629.2	605.4
Total Company Sales	$8,264.2	$96.0	$4.5	$8,163.7	$9,058.0

	Year Ended September 30, 2023				Year Ended September 30, 2022
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
North America	$5,224.0	$15.6	$(23.9)	$5,232.3	$4,722.0
Europe, Middle East and Africa	1,870.6	57.5	(26.3)	1,839.4	1,437.6
Asia Pacific	1,358.0	18.2	(80.5)	1,420.3	1,088.0
Latin America	605.4	0.1	22.8	582.5	512.8
Total Company Sales	$9,058.0	$91.4	$(107.9)	$9,074.5	$7,760.4

The following is a reconciliation of reported sales to organic sales by operating segment (in millions):

	Year Ended September 30, 2024				Year Ended September 30, 2023
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
Intelligent Devices	$3,804.1	$68.5	$3.7	$3,731.9	$4,098.2
Software & Control	2,187.4	—	2.2	2,185.2	2,886.0
Lifecycle Services	2,272.7	27.5	(1.4)	2,246.6	2,073.8
Total Company Sales	$8,264.2	$96.0	$4.5	$8,163.7	$9,058.0

	Year Ended September 30, 2023				Year Ended September 30, 2022
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
Intelligent Devices	$4,098.2	$80.6	$(46.4)	$4,064.0	$3,544.6
Software & Control	2,886.0	—	(30.7)	2,916.7	2,312.9
Lifecycle Services	2,073.8	10.8	(30.8)	2,093.8	1,902.9
Total Company Sales	$9,058.0	$91.4	$(107.9)	$9,074.5	$7,760.4

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
Goodwill - Sensia Reporting Unit
The quantitative test of goodwill for impairment requires us to estimate the fair value of our reporting units. During the second quarter of fiscal 2024, we performed our annual quantitative impairment test for our Sensia reporting unit. As a result of that quantitative test, we concluded that the second quarter Goodwill balance within the Sensia reporting unit of $160.7 million was not impaired, as the fair value of the Sensia reporting unit was determined to exceed its carrying value by approximately 25 percent.
Critical assumptions used in this approach included management’s estimated future revenue growth rates and margins, a discount rate, and a market multiple. Estimated future revenue growth and margins are based on management’s best estimate about current and future conditions. The revenue growth rate assumption reflects above market growth over the next five years before moderating back to a growth rate approximating longer term average inflationary rates. The forecasted near-term growth rate projections take into account recent revenue performance and the orders backlog. Margin assumptions reflect volume and mix, productivity to offset cost inflation, and price used to fund investments. The assumptions and estimates made are based on a number of factors, including historical experience, reference to external product available market and industry growth publications, analysis of peer group projections, and information obtained from the management team, including backlog. Actual results and forecasts of revenue growth and margins for our Sensia reporting unit may be impacted by its concentration within the Oil & Gas industry and with its customer base. Demand for Sensia hardware and software products, solutions, and services is sensitive to industry volatility and risks, including those related to commodity prices, supply and demand dynamics, production costs, geological activity, and political activities. If such factors impact our ability to achieve forecasted revenue growth rates and margins, the fair value of the reporting unit could decrease, which may result in an impairment. We determined the discount rate using our weighted average cost of capital adjusted for risk factors including risk associated with our above market revenue growth assumptions, historical performance, and industry-specific and economic factors. Also, industry-specific and economic factors that increase the discount rate or decrease the market multiple can decrease the fair value of the Sensia reporting unit, which may result in an impairment.
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
Our global pension expense in 2024 was $13.2 million compared to $122.0 million in 2023; global pension expense in 2023 included $123.4 million of settlement charges. Approximately all of our 2024 global pension expense and 70 percent of our global projected benefit obligation relate to our U.S. pension plan. The discount rate used to determine our 2024 U.S. pension expense was 6.10 percent, compared to 5.65 percent for 2023.
For 2025, our U.S. discount rate will decrease to 5.10 percent from 6.10 percent in 2024. The discount rate was set as of our September 30 measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans.
The changes in our discount rate have an inverse relationship with our net periodic benefit cost and projected benefit obligation. The following chart illustrates the estimated change in projected benefit obligation and annual net periodic benefit cost assuming a change of 25 basis points in the discount rate for our U.S. pension plans (in millions):

	Pension Benefits
	Change in Projected Benefit Obligation	Change in Net Periodic Benefit Cost (1)
Discount rate	$64.9	$6.9
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
Our primary incentive program provides distributors with cash rebates or account credits based on agreed amounts that vary depending on the customer to whom our distributor ultimately sells the product. A critical assumption used in estimating the accrual for this program is the time period from when revenue is recognized to when the rebate is processed. Our estimate is based primarily on historical experience. If the time period were to change by 10 percent, the effect would be an adjustment to the accrual of approximately $20.7 million.
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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries, and transactions denominated in currencies other than a location’s functional currency. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and the use of foreign currency forward exchange contracts. Contracts are usually denominated in currencies of major industrial countries. The fair value of our foreign currency forward exchange contracts is an asset of $17.1 million and a liability of $33.5 million at September 30, 2024. We enter into these contracts with major financial institutions that we believe to be creditworthy.
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
Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies. We enter into foreign currency forward exchange contracts to offset the transaction gains or losses associated with some of these assets and liabilities. For such assets and liabilities without offsetting foreign currency forward exchange contracts, a 10 percent adverse change in the underlying foreign currency exchange rates would reduce our pre-tax income by approximately $61.6 million.
We record all derivatives on the balance sheet at fair value regardless of the purpose for holding them. The use of foreign currency forward exchange contracts allows us to manage transactional exposure to exchange rate fluctuations as the gains or losses incurred on these contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Derivatives that are not designated as hedges for accounting purposes are adjusted to fair value through earnings. For derivatives that are hedges, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in Other comprehensive income (loss) until the hedged item is recognized in earnings. We recognize the ineffective portion of a derivative’s change in fair value in earnings immediately. There was no impact on earnings due to ineffective hedges in 2024, 2023, or 2022. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with the hedged exposures and related contracts would not be significant to our financial condition or results of operations.
Interest Rate Risk
In addition to existing cash balances and cash provided by normal operating activities, we use a combination of short-term and long-term debt to finance operations. We are exposed to interest rate risk on certain of these debt obligations.
Our Short-term debt as of September 30, 2024, includes commercial paper borrowings of $657.0 million with a weighted average interest rate of 5.14 percent and a weighted average maturity period of 24 days. We had no commercial paper borrowings as of September 30, 2023. In December 2022, Sensia entered into an unsecured $75.0 million line of credit. As of September 30, 2024 and 2023, included in Short-term debt was $70.0 million borrowed against the line of credit with an interest rate of 6.17 percent and 6.29 percent, respectively. Also included in Short-term debt as of September 30, 2024 and September 30, 2023 was $23.5 million of interest-bearing loans from SLB to Sensia, due April 2025. In April 2024, $18.8 million of new interest-bearing loans from SLB to Sensia were entered into and were due August 2024, extended to April 2025. We have issued, and anticipate continuing to issue, short-term commercial paper obligations as needed. Changes in market interest rates on commercial paper borrowings affect our results of operations. A hypothetical 50 basis point increase in average market interest rates related to our short-term debt would not be significant to our results of operations or financial condition.
We had outstanding fixed rate long-term and current portion of long-term debt obligations with a carrying value of $2,868.7 million at September 30, 2024, and $2,871.5 million at September 30, 2023. The fair value of this debt was approximately $2,638.5 million at September 30, 2024, and $2,451.2 million at September 30, 2023. The potential increase in fair value on such fixed-rate debt obligations from a hypothetical 50 basis point decrease in market interest rates would not be significant to our results of operations or financial condition. We currently have no plans to repurchase our outstanding fixed-rate instruments before their maturity and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or shareowners’ equity.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEET
(in millions, except per share amounts)

	September 30,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$471.0	$1,071.8
Receivables	1,802.0	2,167.4
Inventories	1,293.1	1,404.9
Other current assets	315.1	266.7
Total current assets	3,881.2	4,910.8
Property, net of accumulated depreciation	776.7	684.2
Operating lease right-of-use assets	422.6	349.4
Goodwill	3,993.3	3,529.2
Other intangible assets, net	1,066.3	852.4
Deferred income taxes	517.0	459.3
Long-term investments	168.7	157.1
Other assets	406.3	361.6
Total	$11,232.1	$11,304.0
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term debt	$770.8	$94.7
Current portion of long-term debt	307.4	8.6
Accounts payable	860.4	1,150.2
Compensation and benefits	259.0	499.9
Contract liabilities	584.1	592.5
Customer returns, rebates, and incentives	346.8	452.0
Other current liabilities	475.4	567.4
Total current liabilities	3,603.9	3,365.3
Long-term debt	2,561.3	2,862.9
Retirement benefits	549.1	503.6
Operating lease liabilities	355.6	285.3
Other liabilities	487.0	543.5
Commitments and contingent liabilities (Note 17)
Shareowners’ equity
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	2,188.6	2,102.5
Retained earnings	9,634.9	9,255.2
Accumulated other comprehensive loss	(772.4)	(790.1)
Common stock in treasury, at cost (shares held: 68.3 and 66.6, respectively)	(7,734.2)	(7,187.4)
Shareowners’ equity attributable to Rockwell Automation, Inc.	3,498.3	3,561.6
Noncontrolling interests	176.9	181.8
Total shareowners’ equity	3,675.2	3,743.4
Total	$11,232.1	$11,304.0
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30,
	2024	2023	2022
Sales
Products and solutions	$7,330.7	$8,224.9	$6,993.4
Services	933.5	833.1	767.0
	8,264.2	9,058.0	7,760.4
Cost of sales
Products and solutions	(4,558.1)	(4,808.7)	(4,173.4)
Services	(512.7)	(532.3)	(485.0)
	(5,070.8)	(5,341.0)	(4,658.4)
Gross profit	3,193.4	3,717.0	3,102.0
Selling, general and administrative expenses	(2,002.6)	(2,023.7)	(1,766.7)
Change in fair value of investments	0.1	279.3	(136.9)
Other income (expense) (Note 15)	62.8	(71.3)	(1.6)
Goodwill impairment	—	(157.5)	—
Interest expense	(154.6)	(135.3)	(123.2)
Income before income taxes	1,099.1	1,608.5	1,073.6
Income tax provision (Note 16)	(151.8)	(330.5)	(154.5)
Net income	947.3	1,278.0	919.1
Net loss attributable to noncontrolling interests	(5.2)	(109.4)	(13.1)
Net income attributable to Rockwell Automation, Inc.	$952.5	$1,387.4	$932.2
Earnings per share:
Basic	$8.32	$12.03	$8.02
Diluted	$8.28	$11.95	$7.97
Weighted average outstanding shares:
Basic	114.0	114.8	115.9
Diluted	114.5	115.6	116.7
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2024	2023	2022
Net income	$947.3	$1,278.0	$919.1
Other comprehensive income (loss)
Pension and other postretirement benefit plan adjustments (net of tax benefit (expense) of $7.4, ($15.4), and ($76.0))	(23.8)	41.5	246.5
Currency translation adjustments	68.9	99.4	(185.4)
Net change in cash flow hedges (net of tax benefit (expense) of $11.2, $5.3, and $(14.3))	(27.1)	(13.4)	38.2
Other comprehensive income	18.0	127.5	99.3
Comprehensive income	965.3	1,405.5	1,018.4
Comprehensive loss attributable to noncontrolling interests	(4.9)	(109.3)	(13.4)
Comprehensive income attributable to Rockwell Automation, Inc.	$970.2	$1,514.8	$1,031.8
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2024	2023	2022
Operating activities:
Net income	$947.3	$1,278.0	$919.1
Adjustments to arrive at cash provided by operating activities
Depreciation	162.4	133.8	126.6
Amortization of intangible assets	155.0	116.6	112.3
Change in fair value of investments	(0.1)	(279.3)	136.9
Share-based compensation expense	99.8	88.3	68.1
Retirement benefit expense	17.9	125.3	76.4
Pension contributions	(28.3)	(25.9)	(53.6)
Deferred income taxes	(68.1)	(100.1)	(33.6)
Net (gain) loss on disposition of property	(0.4)	0.5	0.6
Impairment of goodwill	—	157.5	—
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments
Receivables	405.2	(368.7)	(415.6)
Inventories	131.5	(295.9)	(292.8)
Accounts payable	(290.7)	70.2	172.0
Contract liabilities	(7.4)	106.8	102.0
Compensation and benefits	(254.9)	209.1	(78.2)
Income taxes	(236.6)	104.1	(129.3)
Other assets and liabilities	(168.8)	54.3	112.2
Cash provided by operating activities	863.8	1,374.6	823.1
Investing activities:
Capital expenditures	(224.7)	(160.5)	(141.1)
Acquisition of businesses, net of cash acquired	(749.2)	(168.4)	(16.6)
Purchases of investments	(10.0)	(27.1)	(59.8)
Proceeds from sale of investments	0.2	1,210.4	210.2
Other investing activities	1.2	(0.1)	(0.5)
Cash (used for) provided by investing activities	(982.5)	854.3	(7.8)
Financing activities:
Net issuance (repayment) of short-term debt	655.2	(256.9)	40.8
Issuance of short-term debt, net of issuance costs	18.8	—	18.8
Repayment of short-term debt	—	(18.8)	(210.0)
Repayment of long-term debt	—	(599.8)	—
Cash dividends	(571.0)	(542.4)	(519.4)
Purchases of treasury stock	(594.9)	(311.5)	(301.3)
Proceeds from the exercise of stock options	39.4	88.5	57.9
Other financing activities	(50.3)	(34.7)	(21.0)
Cash used for financing activities	(502.8)	(1,675.6)	(934.2)
Effect of exchange rate changes on cash	12.1	19.2	(52.6)
(Decrease) increase in cash, cash equivalents, and restricted cash	(609.4)	572.5	(171.5)
Cash, cash equivalents, and restricted cash at beginning of year	1,080.4	507.9	679.4
Cash, cash equivalents, and restricted cash at end of year	$471.0	$1,080.4	$507.9
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$471.0	$1,071.8	$490.7
Restricted cash, current (Other current assets)	—	8.6	8.6
Restricted cash, noncurrent (Other assets)	—	—	8.6
Total cash, cash equivalents, and restricted cash	$471.0	$1,080.4	$507.9
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners’ equity
Balance at September 30, 2021	$181.4	$1,933.6	$8,000.4	$(1,017.1)	$(6,708.7)	$2,389.6	$304.5	$2,694.1
Net income (loss)	—	—	932.2	—	—	932.2	(13.1)	919.1
Other comprehensive income (loss)	—	—	—	99.6	—	99.6	(0.3)	99.3
Common stock issued (including share-based compensation impact)	—	73.5	—	—	52.6	126.1	—	126.1
Share repurchases	—	—	—	—	(301.1)	(301.1)	—	(301.1)
Cash dividends declared (1)	—	—	(520.8)	—	—	(520.8)	—	(520.8)
Balance at September 30, 2022	$181.4	$2,007.1	$8,411.8	$(917.5)	$(6,957.2)	$2,725.6	$291.1	$3,016.7
Net income (loss)	—	—	1,387.4	—	—	1,387.4	(109.4)	1,278.0
Other comprehensive income	—	—	—	127.4	—	127.4	0.1	127.5
Common stock issued (including share-based compensation impact)	—	95.4	—	—	81.8	177.2	—	177.2
Share repurchases	—	—	—	—	(312.0)	(312.0)	—	(312.0)
Cash dividends declared (1)	—	—	(544.0)	—	—	(544.0)	—	(544.0)
Balance at September 30, 2023	$181.4	$2,102.5	$9,255.2	$(790.1)	$(7,187.4)	$3,561.6	$181.8	$3,743.4
Net income (loss)	—	—	952.5	—	—	952.5	(5.2)	947.3
Other comprehensive income	—	—	—	17.7	—	17.7	0.3	18.0
Common stock issued (including share-based compensation impact)	—	86.1	—	—	52.8	138.9	—	138.9
Share repurchases	—	—	—	—	(599.6)	(599.6)	—	(599.6)
Cash dividends declared (1)	—	—	(572.8)	—	—	(572.8)	—	(572.8)
Balance at September 30, 2024	$181.4	$2,188.6	$9,634.9	$(772.4)	$(7,734.2)	$3,498.3	$176.9	$3,675.2
(1) Cash dividends were $5.00 per share in 2024; $4.72 per share in 2023; and $4.48 per share in 2022.
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
We record accruals for customer returns, rebates, and incentives at the time of revenue recognition based primarily on historical trend experience and expected market conditions. Returns are presented on the Consolidated Balance Sheet as a right of return asset and refund liability. Incentives in the form of rebates are estimated at the individual customer level and are recorded as a reduction of sales. Customer incentives for additional hardware and software products, solutions, and services to be provided are considered distinct performance obligations. As such, we allocate revenue to them based on relative standalone selling price. Until the incentive is redeemed, the revenue is recorded as a contract liability.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Receivables
We record an allowance for doubtful accounts and expected credit losses based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are recorded net of an allowance for doubtful accounts of $21.8 million at September 30, 2024, and $16.8 million at September 30, 2023. The changes to our allowance for doubtful accounts during the years ended September 30, 2024 and 2023, were not material and primarily consisted of current-period provisions, write-offs charged against the allowance, recoveries collected, and foreign currency translation.
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
Property
Property, including internal-use software and software to provide a service (e.g. SaaS arrangements), is recorded at cost. Equipment under finance leases are stated at the present value of minimum lease payments. We calculate depreciation of property using the straight-line method over 3 to 40 years for buildings and improvements, 3 to 20 years for machinery and equipment, and 3 to 10 years for computer hardware and internal-use software. We capitalize significant renewals and enhancements and write off replaced units. Implementation costs incurred in a cloud computing arrangement that is a service contract are recorded in Other current assets and Other assets on the Consolidated Balance Sheet and are amortized over the expected service period. We expense maintenance and repairs, as well as renewals of minor amounts. Property acquired during the year that is accrued within Accounts payable or Other current liabilities at year end is considered to be a non-cash investing activity and is excluded from cash used for capital expenditures in the Consolidated Statement of Cash Flows. Capital expenditures of $42.4 million, $42.7 million, and $23.0 million were accrued within Accounts payable and Other current liabilities at September 30, 2024, 2023, and 2022, respectively.
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
We amortize all intangible assets with finite useful lives on a straight-line basis over their estimated useful lives. Useful lives assigned range from 3 to 15 years for trademarks, 5 to 20 years for customer relationships, 4 to 17 years for technology, and 3 to 30 years for other intangible assets.
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
We also determine fair value assessments in conjunction with intangible valuations of acquisitions, contingent consideration in the purchase price of acquisitions, and our annual impairment testing of goodwill and indefinite lived intangible assets. The valuation methodologies for these assets are described in Notes 3 and 4.
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
Research and Development Expenses
We expense research and development (R&D) costs as incurred; these costs were $477.3 million in 2024, $529.5 million in 2023, and $440.9 million in 2022. We include R&D expenses in Cost of sales in the Consolidated Statement of Operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Earnings Per Share
We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing earnings available to common shareowners, which is income excluding the allocation to participating securities, by the weighted average number of common shares outstanding during the year, excluding restricted stock. Diluted EPS amounts are based upon the weighted average number of common and common-equivalent shares outstanding during the year. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of the amount the employee must pay upon exercise of the award and the amount of unearned share-based compensation costs attributed to future services. Share-based compensation awards for which the total employee proceeds of the award exceed the average market price of the same award over the period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation. Antidilutive share-based compensation awards for the years ended September 30, 2024 (0.5 million shares), 2023 (0.4 million shares), and 2022 (0.4 million shares), were excluded from the diluted EPS calculation. U.S. GAAP requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be treated as participating securities and included in the computation of EPS pursuant to the two-class method. Our participating securities are composed of restricted stock and non-employee director restricted stock units.
The following table reconciles basic and diluted EPS amounts (in millions, except per share amounts):

	2024	2023	2022
Net income attributable to Rockwell Automation, Inc.	$952.5	$1,387.4	$932.2
Less: Allocation to participating securities	(4.3)	(5.9)	(2.9)
Net income available to common shareowners	$948.2	$1,381.5	$929.3
Basic weighted average outstanding shares	114.0	114.8	115.9
Effect of dilutive securities
Stock options	0.5	0.7	0.7
Performance shares	—	0.1	0.1
Diluted weighted average outstanding shares	114.5	115.6	116.7
Earnings per share:
Basic	$8.32	$12.03	$8.02
Diluted	$8.28	$11.95	$7.97
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
Leases
We have operating leases primarily for real estate, vehicles, and equipment. We have finance leases primarily for equipment. We determine if a contract is, or contains, a lease at contract inception. A right-of-use (ROU) asset and a corresponding lease liability are recognized at commencement for contracts that are, or contain, a lease with an original term greater than 12 months. We elect to not record lease ROU assets or lease liabilities for leases with an original term of 12 months or less. ROU assets represent our right to use an underlying asset during the lease term, including periods for which renewal options are reasonably certain to be exercised, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease expense is recognized on a straight-line basis over the lease term for leases with an original term of 12 months or less. Amortization expense of the ROU asset for operating and finance leases is recognized on a straight-line basis over the lease term and interest expense for finance leases is recognized based on the incremental borrowing rate.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplier Financing Arrangements
The Company maintains agreements with third-party financial institutions that offer voluntary supply chain financing (SCF) programs to suppliers. The SCF programs enable suppliers, at their sole discretion, to sell their receivables to third-party financial institutions in order to receive payment on receivables earlier than the negotiated commercial terms between suppliers and the Company. Supplier sale of receivables to third-party financial institutions is on terms negotiated between the supplier and the respective third-party financial institution. The Company agrees on commercial terms for the goods and services procured from suppliers, including prices, quantities, and payment terms, regardless of whether the supplier elects to participate in the SCF programs. A supplier’s voluntary participation in the SCF programs has no bearing on the Company's payment terms and the Company has no economic interest in a supplier’s decision to participate in the SCF programs. The Company agrees to pay participating third-party financial institutions the stated amount of confirmed invoices from suppliers on the original maturity dates of the invoices. Amounts outstanding related to SCF programs are included in Accounts payable in the Consolidated Balance Sheet and in changes in Accounts payable on the Consolidated Statement of Cash Flows. Accounts payable included approximately $76.6 million and $126.7 million related to these agreements as of September 30, 2024 and 2023, respectively. The impact of these programs is not material to the Company's overall liquidity.
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
In November 2024, the FASB issued ASU 2024-03, which requires disclosure of certain expense amounts comprising Cost of sales and Selling, general and administrative expenses, as well as a qualitative description of the remaining expense amounts. We are currently assessing the impact of this ASU on our financial statement disclosures.
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
Our operations are comprised of the Intelligent Devices segment, the Software & Control segment, and the Lifecycle Services segment. Revenue from the Intelligent Devices segment is predominantly comprised of product sales, which are recognized at a point in time. Revenue from the Software & Control segment is comprised of product sales, which are recognized at a point in time, and software products, which may be recognized over time if certain criteria are met. Revenue from the Lifecycle

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Services segment is predominantly comprised of solutions and services, which are primarily recognized over time. See Note 20 for more information.
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
We offer a wide variety of solutions and services to our customers, for which we recognize revenue over time or at a point in time based on the contract as well as the type of solution or service. If one or more of the three criteria above for over time revenue recognition are met, we recognize revenue over time as cost is incurred, as work is performed, or based on time elapsed, depending on the type of customer contract. If none of these criteria are met, we recognize revenue at a point in time when control of the asset being created or enhanced transfers to the customer. More than half of our solutions and services revenue is from contracts that are one year or less in length. For certain solutions and services offerings, when we have the right to invoice our customers in an amount that corresponds to our performance completed to date, we apply the practical expedient to measure progress and recognize revenue based on the amount for which we have the right to invoice the customer.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At times we provide products and services free of charge to our customers as incentives when the customers purchase other products or services. These represent distinct performance obligations. As such, we allocate revenue to them based on relative standalone selling price.
Most of our global warranties are assurance in nature and do not represent distinct performance obligations. See Note 9 for additional information and disclosures. We occasionally offer extended warranties to our customers that are considered a distinct performance obligation, to which we allocate revenue based on relative standalone selling price, which is recognized over the extended warranty period.
We account for shipping and handling activities performed after control of a product has been transferred to the customer as a fulfillment cost. As such, we have applied the practical expedient and we accrue for the costs of shipping and handling activities if revenue is recognized before contractually agreed shipping and handling activities occur.
Unfulfilled Performance Obligations
As of September 30, 2024, we expect to recognize approximately $1,205 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $680 million from our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of September 30, 2024.
Transaction Price
The transaction price is the amount of consideration to which we expect to be entitled in exchange for transferring products to, or performing services for, a customer. We estimate the transaction price at contract inception, and update the estimate each reporting period for any changes in circumstances. In some cases a contract may involve variable consideration, including rebates, credits, allowances for returns, or other similar items that generally decrease the transaction price. We use historical trend experience and expected market conditions to estimate variable consideration, including any constraint.
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

	Year Ended September 30, 2024				Year Ended September 30, 2023
	Intelligent Devices	Software & Control	Lifecycle Services	Total	Intelligent Devices	Software & Control	Lifecycle Services	Total
North America	$2,503.1	$1,414.5	$1,135.2	$5,052.8	$2,409.2	$1,794.8	$1,020.0	$5,224.0
Europe, Middle East, and Africa	614.7	350.7	539.1	1,504.5	829.1	528.0	513.5	1,870.6
Asia Pacific	399.2	260.7	412.9	1,072.8	568.6	393.7	395.7	1,358.0
Latin America	287.1	161.5	185.5	634.1	291.3	169.5	144.6	605.4
Total Company Sales	$3,804.1	$2,187.4	$2,272.7	$8,264.2	$4,098.2	$2,886.0	$2,073.8	$9,058.0
Contract Liabilities
Contract liabilities primarily relate to consideration received in advance of performance under the contract.
Below is a summary of our Contract liabilities balance, the portion not expected to be recognized within twelve months is included within Other liabilities in the Consolidated Balance Sheet (in millions):

	September 30, 2024	September 30, 2023
Balance as of beginning of year	$653.6	$541.3
Balance as of end of period	652.7	653.6
The most significant changes in our Contract liabilities balance during both the twelve months ended September 30, 2024 and 2023, were due to amounts billed during the period, offset by revenue recognized on amounts billed during the period and revenue recognized that was included in the Contract liabilities balance at the beginning of the period.
In the twelve months ended September 30, 2024, we recognized revenue of approximately $583.5 million that was included in the Contract liabilities balance at September 30, 2023. In the twelve months ended September 30, 2023, we recognized revenue of approximately $423.9 million that was included in the Contract liabilities balance at September 30, 2022. We did not have a material amount of revenue recognized in the twelve months ended September 30, 2024 and 2023, from performance obligations satisfied or partially satisfied in previous periods.
Costs to Obtain and Fulfill a Contract
We capitalize and amortize certain incremental costs to obtain and fulfill contracts. These costs primarily consist of incentives paid to sales personnel, which are considered incremental costs to obtain customer contracts. We elected the practical expedient to expense incremental costs to obtain a contract when the contract has a duration of one year or less for most classes of contracts. Our capitalized contract costs, which are included in Other assets in our Consolidated Balance Sheet, are not significant as of September 30, 2024 and 2023. There was no impairment loss in relation to capitalized costs during the years ended September 30, 2024, 2023, and 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Goodwill and Other Intangible Assets
Changes in the carrying amount of Goodwill were (in millions):

	Intelligent Devices	Software & Control	Lifecycle Services	Total
Balance as of October 1, 2022	$503.0	$2,398.7	$622.3	$3,524.0
Acquisition of businesses	74.4	—	36.9	111.3
Impairment	—	—	(157.5)	(157.5)
Translation	18.4	21.4	11.6	51.4
Balance as of September 30, 2023	$595.8	$2,420.1	$513.3	$3,529.2
Acquisition of businesses	283.1	—	133.5	416.6
Translation	21.6	17.0	8.9	47.5
Balance as of September 30, 2024	$900.5	$2,437.1	$655.7	$3,993.3

Gross carrying value of Goodwill	$900.5	$2,437.1	$813.2	$4,150.8
Accumulated impairment losses	—	—	(157.5)	(157.5)
Goodwill	$900.5	$2,437.1	$655.7	$3,993.3
We performed our annual evaluation of goodwill and indefinite life intangible assets for impairment during the second quarter of fiscal 2024 and concluded that these assets were not impaired. For our annual evaluation, we performed qualitative tests for our Intelligent Devices, Software & Control, and Lifecycle Services (excluding Sensia) reporting units and a quantitative test for our Sensia reporting unit. Refer to Note 1 for additional information on our goodwill impairment evaluations.
2023 Impairment Assessment
Following formation in October 2019, our Sensia joint venture operations were challenged by the global pandemic, geopolitical activities, volatility in commodity prices and supply chain dynamics. The cumulative historical growth and profitability below plan had resulted in a declining cushion between carrying value and fair value in previous impairment tests. The joint venture partners appointed a new management team in 2023 and updated the strategy of Sensia, which included downward revisions to growth and profitability projections. Lower sales growth reflected historical performance and an updated outlook of market conditions. Lower profitability reflected an updated view of mix and volume. Based upon the update of Sensia’s strategy and projections in the fourth quarter of 2023, we determined that it was more likely than not that the fair value of Sensia was below its carrying value. As a result of this triggering event, we performed an interim quantitative analysis, using a combination of an income approach derived from discounted cash flows and a market multiples approach using selected comparable public companies, consistent with our annual impairment testing. As of the fourth quarter 2023 testing date, the carrying value of our Sensia reporting unit of $665.1 million was determined to be in excess of the reporting unit’s fair value, resulting in a $157.5 million goodwill impairment charge recorded in the Consolidated Statement of Operations. As of September 30, 2024, $160.7 million of goodwill remains within the Sensia reporting unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other intangible assets consist of (in millions):

	September 30, 2024
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$104.5	$75.5	$29.0
Customer relationships	619.4	186.5	432.9
Technology	729.1	257.1	472.0
Trademarks	132.0	43.8	88.2
Other	5.9	5.4	0.5
Total amortized intangible assets	1,590.9	568.3	1,022.6
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Other intangible assets	$1,634.6	$568.3	$1,066.3

	September 30, 2023
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$100.4	$65.1	$35.3
Customer relationships	606.1	141.3	464.8
Technology	424.1	173.1	251.0
Trademarks	86.3	29.3	57.0
Other	6.0	5.4	0.6
Total amortized intangible assets	1,222.9	414.2	808.7
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Other intangible assets	$1,266.6	$414.2	$852.4
Software products represent costs of computer software to be sold, leased, or otherwise marketed. Software products amortization expense was $11.6 million in 2024, $11.3 million in 2023, and $9.4 million in 2022. Estimated total amortization expense for all amortized intangible assets is $151.4 million in 2025, $148.9 million in 2026, $140.7 million in 2027, $128.4 million in 2028, and $88.7 million in 2029.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Acquisitions
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

Purchase Price Allocation
Receivables	$8.1
Inventory	22.0
Goodwill	283.1
Intangible assets	313.4
All other assets	10.2
Total assets acquired	636.8
Less: Deferred tax liability	(9.2)
Less: Liabilities assumed	(18.6)
Net assets acquired	$609.0

Purchase Consideration
Cash consideration, net of cash acquired	$566.0
Contingent consideration	43.0
Total purchase consideration, net of cash acquired	$609.0
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
The purchase price included up to $50 million in contingent consideration that can be earned by sellers if Clearpath achieves revenue targets that it had established prior to the acquisition in two performance periods ending February 29, 2024, and February 28, 2025. We developed various risk-based scenarios and a probability outcome model to measure the fair value of the contingent consideration, which is considered a level 3 measurement under the U.S. GAAP fair value hierarchy. We determined the fair value to be $43 million as of the acquisition date and as of December 31, 2023. We updated the fair value measures during the second quarter to reflect actual contingent consideration earned during the first performance period. In the fourth quarter of 2024, we assessed the probability outcome model for the second performance period and determined that the fair value was $4.5 million as of September 30, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the fair value of the contingent consideration in the Consolidated Balance Sheet (in millions):

	Period ended February 29, 2024	Period ended February 28, 2025	Total
Contingent consideration as of December 31, 2023	$17.5	$25.5	$43.0
Adjustment for earnout achieved for first performance period	(7.7)	—	(7.7)
Adjustment to fair value	—	(21.0)	(21.0)
Payment of earnout achieved for first performance period	(9.8)	—	(9.8)
Contingent consideration as of September 30, 2024	$—	$4.5	$4.5
The consideration for the amount earned for the first performance period was paid during the third quarter of 2024. The contingent consideration for the second performance period is included in Other current liabilities at September 30, 2024. Any amount earned for the second performance period will be paid during the third quarter of 2025. The $28.7 million net reduction in the fair value of total contingent consideration is reported in Other income (expense) in the Consolidated Statement of Operations for the year ended September 30, 2024.
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
Pro forma consolidated sales for the year ended September 30, 2024 and 2023, were $8.3 billion and $9.1 billion, respectively, and the impact on earnings was not material. The preceding pro forma consolidated financial results of operations are as if the preceding 2024 acquisitions occurred on October 1, 2022. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the transaction occurred as of that time.
Total sales from all of the above 2024 acquisitions in the year ended September 30, 2024, were $83.5 million. Total acquisition-related costs from all of the above 2024 acquisitions in the year ended September 30, 2024, were not material. Net losses from all of the above 2024 acquisitions in the year ended September 30, 2024, were $52.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Pro forma consolidated sales for the year ended September 30, 2023 and 2022, were approximately $9.1 billion and $7.9 billion, respectively, and the impact on earnings is not material. The preceding pro forma consolidated financial results of operations are as if the preceding fiscal 2023 acquisitions occurred on October 1, 2021. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the transaction occurred as of that time. Acquisition-related costs recorded as expenses in the year ended September 30, 2023, were not material.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Inventories
Inventories consist of (in millions):

	September 30,
	2024	2023
Finished goods	$475.1	$545.9
Work in process	344.2	395.7
Raw materials	473.8	463.3
Inventories	$1,293.1	$1,404.9
6. Property, net
Property consists of (in millions):

	September 30,
	2024	2023
Land	$4.7	$4.6
Buildings and improvements	464.1	434.1
Machinery and equipment	1,404.9	1,312.7
Internal-use software	586.1	569.4
Construction in progress	178.0	191.7
Total	2,637.8	2,512.5
Less: Accumulated depreciation	(1,861.1)	(1,828.3)
Property, net	$776.7	$684.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Long-term and Short-term Debt
Long-term debt consists of (in millions):

	September 30,
	2024	2023
2.875% notes, payable in March 2025	$301.9	$306.4
6.70% debentures, payable in January 2028	250.0	250.0
3.50% notes, payable in March 2029	425.0	425.0
1.75% notes, payable in August 2031	450.0	450.0
6.25% debentures, payable in December 2037	250.0	250.0
4.20% notes, payable in March 2049	575.0	575.0
2.80% notes, payable in August 2061	450.0	450.0
5.20% debentures, payable in January 2098	200.0	200.0
Unamortized discount, capitalized lease obligations and other	(33.2)	(34.9)
Total debt	2,868.7	2,871.5
Less: Current portion	(307.4)	(8.6)
Long-term debt	$2,561.3	$2,862.9
Our long-term debt and notes payable maturities in the next five years include a $300.0 million note that matures in fiscal year 2025, a $250.0 million debt issuance that matures in fiscal year 2028, and a $425.0 million note that matures in fiscal year 2029.
Our Short-term debt as of September 30, 2024, includes commercial paper borrowings of $657.0 million with a weighted average interest rate of 5.14 percent and a weighted average maturity period of 24 days. We had no commercial paper borrowings as of September 30, 2023. In December 2022, Sensia entered into an unsecured $75.0 million line of credit. As of September 30, 2024 and 2023, included in Short-term debt was $70.0 million borrowed against the line of credit with an interest rate of 6.17 percent and 6.29 percent, respectively. Also included in Short-term debt as of September 30, 2024 and September 30, 2023 was $23.5 million of interest-bearing loans from Schlumberger (SLB) to Sensia, due April 2025. In April 2024, $18.8 million of new interest-bearing loans from SLB to Sensia were entered into and were due August 2024, extended to April 2025.
On June 29, 2022, we replaced our former $1.25 billion unsecured revolving credit facility with a new five-year $1.5 billion unsecured revolving credit facility, expiring in June 2027. We can increase the aggregate amount of this credit facility by up to $750.0 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility during the periods ended September 30, 2024, or 2023. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
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
Separate short-term unsecured credit facilities of approximately $248.5 million at September 30, 2024, were available to non-U.S. subsidiaries, of which approximately $34.6 million was committed under letters of credit. Borrowings under our non-U.S. credit facilities at September 30, 2024 and 2023, were not significant. We were in compliance with financial covenants under our credit facilities at September 30, 2024 and 2023. There are no significant commitment fees or compensating balance requirements under our credit facilities.
Interest payments were $153.2 million during 2024, $133.2 million during 2023, and $120.4 million during 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the carrying amounts and estimated fair values of Long-term debt in the Consolidated Balance Sheet (in millions):

	September 30, 2024		September 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$307.4	$305.0	$8.6	$8.6
Long-term debt	2,561.3	2,333.5	2,862.9	2,442.6
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
8. Other Current Liabilities
Other current liabilities consist of (in millions):

	September 30,
	2024	2023
Unrealized losses on foreign exchange contracts (Note 11)	$28.9	$10.8
Product warranty obligations (Note 9)	23.7	18.3
Taxes other than income taxes	53.0	56.9
Accrued interest	18.4	18.6
Income taxes payable	138.8	248.6
Operating lease liabilities	89.9	83.4
Other	122.7	130.8
Other current liabilities	$475.4	$567.4
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
Changes in product warranty obligations were (in millions):

	September 30,
	2024	2023
Beginning balance	$18.3	$16.5
Warranties recorded at time of sale	17.0	14.8
Adjustments to pre-existing warranties	9.8	2.9
Settlements of warranty claims	(21.4)	(15.9)
Ending balance	$23.7	$18.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Investments
Our investments consist of (in millions):

	September 30,
	2024	2023
Fixed income securities	$0.3	$0.6
Equity securities (other)	105.9	96.0
Other	62.8	61.1
Total investments	169.0	157.7
Less: Short-term investments (1)	(0.3)	(0.6)
Long-term investments	$168.7	$157.1
(1) Short-term investments are included in Other current assets in the Consolidated Balance Sheet.
Equity Securities
Equity securities (other) consist of various securities that do not have a readily determinable fair value, which we account for using the measurement alternative under U.S. GAAP. These securities are recorded at the investment cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer in the Consolidated Balance Sheet. Observable price changes are classified as level 2 in the fair value hierarchy, as described in Note 1. The carrying values at September 30, 2024 and 2023, include cumulative upward adjustments from observed price changes of $22.5 million and $17.5 million, respectively. The carrying values at September 30, 2024 and 2023, include cumulative downward adjustments from observed price changes of $7.3 million and $1.5 million, respectively.
We record gains and losses on investments within the Change in fair value of investments line in the Consolidated Statement of Operations. The gains and losses on investments we recorded for the following periods were (in millions):

	2024	2023	2022
Net gain (loss) on equity securities (level 1)	$—	$281.7	$(136.4)
Net (loss) gain on equity securities (other)	(0.8)	(1.3)	15.1
Equity method gain (loss) on Other investments	0.9	(1.1)	(15.6)
Change in fair value of investments	0.1	279.3	(136.9)

Total net realized gain on equity securities	—	281.7	44.6
Total net unrealized loss on equity securities	$(0.8)	$(1.3)	$(165.9)
Net gain (loss) on equity securities (level 1) in 2023 and 2022 consisted of the change in fair value and gain on sale of shares of PTC Inc. (PTC) common stock (PTC Shares). As of September 30, 2023, all PTC Shares had been sold.
Refer to Note 1 for further information regarding levels in the fair value hierarchy. We did not have any transfers between levels of fair value measurements during the periods presented.
11. Derivative Instruments
We use foreign currency forward exchange contracts and foreign currency denominated debt obligations to manage certain foreign currency risks. We have also used treasury locks to manage risks associated with interest rate fluctuations. The following information explains how we use and value these types of derivative instruments and how they impact our consolidated financial statements.
Additional information related to the impacts of cash flow hedges on Other comprehensive income (loss) is included in Note 12.
Types of Derivative Instruments and Hedging Activities
Cash Flow Hedges
We enter into foreign currency forward exchange contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

currencies forecasted to occur within the next two years (cash flow hedges). We report in Other comprehensive income (loss) the effective portion of the gain or loss on derivative financial instruments that we designate and that qualify as cash flow hedges. We reclassify these gains or losses into earnings in the same periods when the hedged transactions affect earnings. To the extent forward exchange contracts designated as cash flow hedges are ineffective, changes in value are recorded in earnings through the maturity date. There was no impact on earnings due to ineffective cash flow hedges. At September 30, 2024, we had a U.S. dollar-equivalent gross notional amount of $852.0 million of foreign currency forward exchange contracts designated as cash flow hedges.
The pre-tax amount of (losses) gains recorded in Other comprehensive income (loss) related to cash flow hedges that would have been recorded in the Consolidated Statement of Operations had they not been so designated was (in millions):

	2024	2023	2022
Forward exchange contracts	$(21.0)	$17.2	$70.5
The pre-tax amount of gains (losses) reclassified from Accumulated other comprehensive loss into the Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related gains and losses on the hedged items during the periods presented, was (in millions):

	2024	2023	2022
Sales	$2.1	$6.0	$0.7
Cost of sales	18.4	33.4	21.8
Selling, general and administrative expenses	0.1	—	(0.9)
Interest expense	(3.6)	(3.5)	(3.6)
Total	$17.0	$35.9	$18.0
Approximately $11.6 million of pre-tax net unrealized losses on cash flow hedges as of September 30, 2024, will be reclassified into earnings during the next twelve months. We expect that these net unrealized losses will be offset when the hedged items are recognized in earnings.
Net Investment Hedges
We have also used foreign currency forward exchange contracts and foreign currency denominated debt obligations to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedges) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all instruments that are designated as net investment hedges and meet effectiveness requirements, the net changes in value of the designated hedging instruments are recorded in Accumulated other comprehensive loss within Shareowners’ equity where they offset gains and losses recorded on our net investments globally. To the extent forward exchange contracts or foreign currency denominated debt designated as net investment hedges are ineffective, changes in value are recorded in earnings through the maturity date. There was no impact on earnings due to ineffective net investment hedges. At September 30, 2024 and 2023, we had no foreign currency forward exchange contracts designated as net investment hedges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives Not Designated as Hedging Instruments
Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. We enter into foreign currency forward exchange contracts that we do not designate as hedging instruments to offset the transaction gains or losses associated with some of these assets and liabilities. Gains and losses on derivative financial instruments for which we do not elect hedge accounting are recognized in the Consolidated Statement of Operations in each period, based on the change in the fair value of the derivative financial instruments. At September 30, 2024, we had a U.S. dollar-equivalent gross notional amount of $1,254.1 million of foreign currency forward exchange contracts not designated as hedging instruments.
The pre-tax amount of gains (losses) from forward exchange contracts not designated as hedging instruments recognized in the Consolidated Statement of Operations was (in millions):

	2024	2023	2022
Cost of sales	$3.2	$1.6	$0.5
Other income (expense)	(7.6)	(19.2)	38.6
Total	$(4.4)	$(17.6)	$39.1
Fair Value of Derivative Instruments
We recognize all derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheet. We value our forward exchange contracts using a market approach. We use a valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during fiscal 2024, 2023, or 2022. It is our policy to execute such instruments with major financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities. Our foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries. The U.S. dollar-equivalent gross notional amount of our forward exchange contracts totaled $2,106.1 million at September 30, 2024. Currency pairs (buy/sell) comprising the most significant contract notional values were Euro/United States dollar (USD), USD/Canadian dollar, USD/ Singapore dollar, USD/Swiss Franc, United Kingdom pound/USD, and USD/Mexican peso.
The fair value of our derivatives and their location in our Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2024	September 30, 2023
Forward exchange contracts	Other current assets	$2.8	$23.5
Forward exchange contracts	Other assets	1.1	5.6
Forward exchange contracts	Other current liabilities	(11.8)	(2.0)
Forward exchange contracts	Other liabilities	(4.6)	(0.7)
Total		$(12.5)	$26.4

		Fair Value (Level 2)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2024	September 30, 2023
Forward exchange contracts	Other current assets	$13.2	$20.1
Forward exchange contracts	Other current liabilities	(17.1)	(8.8)
Total		$(3.9)	$11.3
Refer to Note 1 for further information regarding levels in the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Shareowners’ Equity
Common Stock
At September 30, 2024, the authorized stock of the Company consisted of one billion shares of common stock, par value $1.00 per share, and 25 million shares of preferred stock, without par value. At September 30, 2024, 12.2 million shares of authorized common stock were reserved for various incentive plans.
Changes in outstanding common shares are summarized as follows (in millions):

	2024	2023	2022
Beginning balance	114.8	115.2	116.0
Treasury stock purchases	(2.2)	(1.2)	(1.3)
Common stock issued (including share-based compensation impact)	0.5	0.8	0.5
Ending balance	113.1	114.8	115.2
At September 30, 2024 and 2023, there were $0.4 million and $1.1 million, respectively, of outstanding common stock share repurchases recorded in Accounts payable.
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss attributable to Rockwell Automation by component were (in millions):

	Pension and other postretirement benefit plan adjustments, net of tax (Note 14)	Accumulated currency translation adjustments, net of tax	Net unrealized (losses) gains on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2021	$(694.1)	$(280.1)	$(42.9)	$(1,017.1)
Other comprehensive income (loss) before reclassifications	170.7	(184.9)	51.2	37.0
Amounts reclassified from accumulated other comprehensive loss	75.6	—	(13.0)	62.6
Other comprehensive income (loss)	246.3	(184.9)	38.2	99.6
Balance as of September 30, 2022	$(447.8)	$(465.0)	$(4.7)	$(917.5)
Other comprehensive (loss) income before reclassifications	(49.7)	100.1	12.8	63.2
Amounts reclassified from accumulated other comprehensive loss	90.4	—	(26.2)	64.2
Other comprehensive income (loss)	40.7	100.1	(13.4)	127.4
Balance as of September 30, 2023	$(407.1)	$(364.9)	$(18.1)	$(790.1)
Other comprehensive (loss) income before reclassifications	(24.3)	66.6	(14.6)	27.7
Amounts reclassified from accumulated other comprehensive loss	0.4	2.0	(12.4)	(10.0)
Other comprehensive (loss) income	(23.9)	68.6	(27.0)	17.7
Balance as of September 30, 2024	$(431.0)	$(296.3)	$(45.1)	$(772.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reclassifications out of Accumulated other comprehensive loss to the Consolidated Statement of Operations were (in millions):

	Year Ended September 30,			Affected Line in the Consolidated Statement of Operations
	2024	2023	2022
Pension and other postretirement benefit plan adjustments (1)
Amortization of prior service cost (credit)	$—	$0.1	$(0.2)	Other income (expense)
Amortization of net actuarial loss (gain)	0.5	(2.1)	60.1	Other income (expense)
Settlement and curtailment charges	0.1	123.4	38.6	Other income (expense)
	0.6	121.4	98.5	Income before income taxes
	(0.2)	(31.0)	(22.9)	Income tax provision
	$0.4	$90.4	$75.6	Net income attributable to Rockwell Automation, Inc.

Net unrealized (gains) losses on cash flow hedges
Forward exchange contracts	$(2.1)	$(6.0)	$(0.7)	Sales
Forward exchange contracts	(18.4)	(33.4)	(21.8)	Cost of sales
Forward exchange contracts	(0.1)	—	0.9	Selling, general and administrative expenses
Treasury locks related to 2019 and 2021 debt issuances	3.6	3.5	3.6	Interest expense
	(17.0)	(35.9)	(18.0)	Income before income taxes
	4.6	9.7	5.0	Income tax provision
	$(12.4)	$(26.2)	$(13.0)	Net income attributable to Rockwell Automation, Inc.

Accumulated currency translation adjustments	$2.0	$—	$—	Other income (expense)
Total reclassifications	$(10.0)	$64.2	$62.6	Net income attributable to Rockwell Automation, Inc.
(1) These components are included in the computation of net periodic benefit costs. See Note 14 for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Share-Based Compensation
During 2024, 2023, and 2022, we recognized $99.8 million, $88.3 million, and $68.1 million of pre-tax share-based compensation expense, respectively. The total income tax benefit related to share-based compensation expense was $15.9 million, $14.9 million, and $11.2 million during 2024, 2023, and 2022, respectively. As of September 30, 2024, total unrecognized compensation cost related to share-based compensation awards, net of estimated forfeitures, was $101.1 million, which we expect to recognize over a weighted average period of approximately 1.7 years.
During 2020, we adopted, and our shareowners approved, our 2020 Long-Term Incentives Plan (2020 Plan), which replaced our 2012 Long-Term Incentives Plan, as amended (2012 Plan), and our 2003 Directors Stock Plan, as amended (Directors Plan). Our 2020 Plan authorizes us to deliver up to 13.0 million shares of our common stock upon exercise of stock options, upon grant, or in payment of stock appreciation rights, performance shares, performance units, restricted stock units, or restricted stock. Our Directors Plan authorized us to deliver up to 0.5 million shares of our common stock upon exercise of stock options, upon grant, or in payment of restricted stock units. Shares relating to awards under our 2012 Plan that terminate by expiration, forfeiture, cancellation, or otherwise without the issuance or delivery of shares or that are settled in cash in lieu of shares will be available for further awards under the 2020 Plan. Approximately 6.9 million shares under our 2020 Plan remain available for future grant or payment at September 30, 2024. We use treasury stock to deliver shares of our common stock under these plans. Our 2020 Plan does not permit share-based compensation awards to be granted after February 4, 2030.
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
The per share weighted average fair value of stock options granted during the years ended September 30, 2024, 2023, and 2022, was $85.63, $77.62, and $87.68, respectively. The total intrinsic value of stock options exercised was $26.7 million, $69.8 million, and $52.8 million during 2024, 2023, and 2022, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	2024	2023	2022
Average risk-free interest rate	4.22%	3.78%	0.38%
Expected dividend yield	1.79%	1.82%	1.28%
Expected volatility	34%	34%	31%
Expected term (years)	4.8	4.8	4.8
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
A summary of stock option activity for the year ended September 30, 2024, is as follows:

	Shares (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value of In-The-Money Options (in millions)
Outstanding at October 1, 2023	1,924	$200.03
Granted	229	278.74
Exercised	(230)	169.74
Forfeited	(36)	278.42
Canceled	(3)	315.46
Outstanding at September 30, 2024	1,884	214.03	5.3	$105.8
Exercisable at September 30, 2024	1,490	194.26	4.4	110.5
The amount of options expected to vest is materially consistent with those outstanding and not yet exercisable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance Share Awards
Certain officers and key employees are also eligible to receive shares of our common stock in payment of performance share awards granted to them. Grantees of performance shares will be eligible to receive shares of our common stock depending upon our total shareowner return, assuming reinvestment of all dividends, relative to the performance of companies in the S&P 500 Index over a three-year period for the awards granted in fiscal 2020. The number of shares actually earned for awards granted in fiscal 2020 will range from zero percent to 200 percent of the targeted number of performance shares for the three-year performance periods and will be paid, to the extent earned, in the fiscal quarter following the end of the applicable three-year performance period. Beginning with the awards granted in fiscal 2021, the total shareowner return is measured relative to the performance of companies in the following S&P 500 Selected GICS groups: Capital Goods, Software and Services, and Technology Hardware and Equipment. The number of shares actually earned for awards granted in fiscal 2024, 2023, and 2022 will range from zero percent to 200 percent of the targeted number of performance shares for the three-year performance periods and will be paid, to the extent earned, in the fiscal quarter following the end of the applicable three-year performance period.
A summary of performance share activity for the year ended September 30, 2024, is as follows:

	Shares (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2023	131	$364.57
Granted (1)	79	295.06
Adjustment for performance results achieved (2)	(3)	298.10
Vested and issued	(31)	298.10
Forfeited	(17)	330.84
Outstanding at September 30, 2024	159	347.92
(1) Performance shares granted assuming achievement of performance goals at target.
(2) Adjustments were due to the number of shares vested under fiscal 2021 awards at the end of the three-year performance period ended September 30, 2023, being lower than the target number of shares.

The following table summarizes information about performance shares vested during the years ended September 30, 2024, 2023, and 2022:

	2024	2023	2022
Percent payout	92%	177%	144%
Shares vested (in thousands)	31	48	68
Total fair value of shares vested (in millions)	$9	$13	$23
For the three-year performance period ending September 30, 2024, the payout will be zero percent of the target number of shares, with no shares to be delivered in payment under the awards in December 2024.
The per share fair value of performance share awards granted during the years ended September 30, 2024, 2023, and 2022, was $295.06, $340.77, and $481.28, respectively, which we determined using a Monte Carlo simulation and the following assumptions:

	2024	2023	2022
Average risk-free interest rate	4.45%	4.08%	0.94%
Expected dividend yield	1.79%	1.82%	1.28%
Expected volatility	30%	39%	36%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units
We grant restricted stock units to certain employees, and non-employee directors may elect to receive a portion of their compensation in restricted stock units. Restrictions on employee restricted stock and employee restricted stock units generally lapse over periods ranging from one to five years. Director restricted stock units generally are payable upon retirement. We value restricted stock and restricted stock units at the closing market value of our common stock on the date of grant. The weighted average fair value of restricted stock and restricted stock unit awards granted during the years ended September 30, 2024, 2023, and 2022, was $276.34, $263.67, and $298.44, respectively. The total fair value of shares vested during the years ended September 30, 2024, 2023, and 2022, was $59.7 million, $54.4 million, and $35.6 million, respectively.
A summary of restricted stock and restricted stock unit activity for the year ended September 30, 2024, is as follows:

	Shares (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2023	467	$273.28
Granted	265	276.34
Vested	(217)	274.55
Forfeited	(47)	272.10
Outstanding at September 30, 2024	468	274.55
We also granted approximately 5,700 shares of unrestricted common stock to non-employee directors during the year ended September 30, 2024. The weighted average grant date fair value of the unrestricted stock awards granted during the years ended September 30, 2024, 2023, and 2022, was $278.35, $261.56, and $345.00, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Retirement Benefits
We sponsor funded and unfunded pension plans and other postretirement benefit plans for our employees. The pension plans provide for monthly pension payments to eligible employees after retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees are primarily based on specified benefit amounts and years of service. Effective July 1, 2010, we closed participation in our U.S. and Canada pension plans to employees hired after June 30, 2010. Employees hired after June 30, 2010, are instead eligible to participate in defined contribution plans. Effective October 1, 2010, we also closed participation in our U.K. pension plan to employees hired after September 30, 2010, and these employees are now eligible for a defined contribution plan. Benefits to be provided to plan participants hired before July 1, 2010, or October 1, 2010, respectively, are not affected by these changes. Our policy with respect to funding our pension obligations is to fund at a minimum the amount required by applicable laws and governmental regulations. We were not required to make contributions to satisfy minimum funding requirements in our U.S. pension plans in 2024, 2023, or 2022. We did not make voluntary contributions to our U.S. qualified pension plan in 2024, 2023, and 2022.
We sponsor various defined contribution savings plans that allow eligible employees to contribute a portion of their income in accordance with plan specific guidelines. We contribute to savings plans and/or will match a percentage of the employee contributions up to certain limits. The Company contributions to defined contribution plans are based on age and years of service and range from 3% to 7% of eligible compensation. Expense related to these plans was $91.7 million in 2024, $76.9 million in 2023, and $63.8 million in 2022.
Other postretirement benefits are primarily in the form of retirement medical plans that cover certain employees in the U.S. and Canada and provide for the payment of certain medical costs of eligible employees and dependents after retirement. The postretirement benefit plan was closed to employees hired after December 31, 2004.
Net Periodic Benefit Cost
The components of net periodic benefit cost were (in millions):

	Pension Benefits			Other Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Service cost	$37.2	$42.0	$70.9	$0.5	$0.6	$0.8
Interest cost	146.5	149.7	135.6	2.6	2.2	1.3
Expected return on plan assets	(169.5)	(190.6)	(230.7)	—	—	—
Amortization of prior service cost (credit)	—	0.1	0.6	—	—	(0.8)
Amortization of net actuarial (gain) loss	(1.1)	(2.6)	59.4	1.6	0.5	0.7
Settlement and curtailment charges	0.1	123.4	38.6	—	—	—
Net periodic benefit cost	$13.2	$122.0	$74.4	$4.7	$3.3	$2.0
The service cost component is included in Cost of sales and Selling, general and administrative expenses in the Consolidated Statement of Operations. All other components are included in Other income (expense) in the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant assumptions used in determining net periodic benefit cost were (in weighted averages):

	Pension Benefits			Other Postretirement Benefits
	2024	2023	2022	2024	2023	2022
U.S. Plans
Discount rate	6.10%	5.65%	3.86%	5.95%	5.70%	2.50%
Expected return on plan assets	7.00%	7.00%	7.00%	—	—	—
Compensation increase rate	3.60%	3.30%	3.40%	—	—	—
Non-U.S. Plans
Discount rate	4.65%	4.35%	2.01%	5.75%	5.10%	2.90%
Expected return on plan assets	5.13%	4.93%	4.59%	—	—	—
Compensation increase rate	3.24%	3.03%	3.00%	—	—	—
Net Benefit Obligation
Benefit obligation, plan assets, funded status, and net liability information is summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
Benefit obligation at beginning of year	$2,750.8	$3,165.6	$46.4	$44.2
Service cost	37.2	42.0	0.5	0.6
Interest cost	146.5	149.7	2.6	2.2
Actuarial losses	321.8	81.1	4.8	8.7
Plan participant contributions	1.7	1.8	4.2	4.2
Benefits paid	(213.2)	(151.1)	(13.0)	(13.3)
Settlements	(4.8)	(585.6)	—	—
Currency translation and other	37.6	47.3	(0.9)	(0.2)
Benefit obligation at end of year	3,077.6	2,750.8	44.6	46.4
Plan assets at beginning of year	2,457.4	2,903.9	—	—
Actual return on plan assets	463.8	209.7	—	—
Company contributions	27.3	26.6	8.8	9.1
Plan participant contributions	1.7	1.8	4.2	4.2
Benefits paid	(213.2)	(151.1)	(13.0)	(13.3)
Settlements	(4.8)	(585.6)	—	—
Currency translation and other	47.0	52.1	—	—
Plan assets at end of year	2,779.2	2,457.4	—	—
Funded status of plans	$(298.4)	$(293.4)	$(44.6)	$(46.4)

Net amount on balance sheet consists of
Other assets	$183.7	$150.4	$—	$—
Compensation and benefits	(18.4)	(16.8)	(6.5)	(7.1)
Retirement benefits	(463.7)	(427.0)	(38.1)	(39.3)
Net amount on balance sheet	$(298.4)	$(293.4)	$(44.6)	$(46.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The actuarial losses recorded within the benefit obligation in 2024 were primarily the result of a decrease in the discount rate for the U.S. Plans, which decreased from 6.10% in 2023 to 5.10% in 2024. The actuarial losses recorded in 2023 were primarily the result of significant lump sum payments made using a lower discount rate than our valuation rate. Approximately 70 percent of our 2024 global projected benefit obligation relates to our U.S. pension plan.
Amounts included in Accumulated other comprehensive loss, net of tax, which have not yet been recognized in net periodic benefit cost are as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
Prior service (credit) cost	$(153.2)	$(153.2)	$4.4	$4.7
Net actuarial loss	570.8	548.9	9.0	6.7
Total	$417.6	$395.7	$13.4	$11.4
During 2024, we recognized settlement charges of $0.1 million ($0.0 million net of tax) and net actuarial losses of $0.5 million ($0.4 million net of tax) in pension and other postretirement net periodic benefit cost, which were included in Accumulated other comprehensive loss at September 30, 2023.
The accumulated benefit obligation for our pension plans was $2,895.0 million and $2,584.6 million at September 30, 2024 and 2023, respectively.
Information regarding our pension plans with projected benefit obligations in excess of the fair value of plan assets (underfunded plans) are as follows (in millions):

	2024	2023
Projected benefit obligation	$2,303.2	$2,082.7
Fair value of plan assets	1,821.1	1,638.9
Information regarding our pension plans with accumulated benefit obligations in excess of the fair value of plan assets (underfunded plans) are as follows (in millions):

	2024	2023
Accumulated benefit obligation	$2,136.2	$1,926.2
Fair value of plan assets	1,808.5	1,626.7
Significant assumptions used in determining the benefit obligations were (in weighted averages):

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
U.S. Plans
Discount rate	5.10%	6.10%	4.91%	6.20%
Compensation increase rate	3.60%	3.60%	—	—
Health care cost trend rate (1)	—	—	14.35%	6.50%
Non-U.S. Plans
Discount rate	3.87%	4.65%	4.45%	5.75%
Compensation increase rate	3.22%	3.24%	—	—
Health care cost trend rate (1)	—	—	4.50%	4.50%
(1) The health care cost trend rate reflects the estimated increase in gross medical claims costs. As a result of the plan amendment adopted effective October 1, 2002, our effective per person retiree medical cost increase is zero percent beginning in 2005 for the majority of our postretirement benefit plans. For our other plans, we assume the gross health care cost trend rate will increase to 14.35% in 2025 and decrease to 4.97% in 2026 for U.S. Plans and will not change in future periods for Non-U.S. Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Future Payments
We expect to contribute $19.0 million related to our global pension plans and $6.7 million to our postretirement benefit plans in 2025.
The following benefit payments, which include employees’ expected future service, as applicable, are expected to be paid (in millions):

	Pension Benefits	Other Postretirement Benefits
2025	$318.1	$6.7
2026	224.2	6.3
2027	237.0	5.7
2028	232.0	5.2
2029	236.6	4.7
2030-2034	1,162.6	16.0
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

	Target	September 30,
Asset Category	Allocations	2024	2023
Equity securities	39%	48%	50%
Debt securities	50%	46%	43%
Other	11%	6%	7%
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
As of September 30, 2024 and 2023, our pension plans do not directly own our common stock.
In certain countries where we operate, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, we typically make benefit payments directly from cash as they become due, rather than by creating a separate pension fund.
The valuation methodologies used for our pension plans’ investments measured at fair value are described as follows. There have been no changes in the methodologies used at September 30, 2024 and 2023.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our pension plans’ investments measured at fair value as of September 30, 2024 (in millions):

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash and cash equivalents	$1.4	$—	$—	$1.4
Equity securities
Preferred and common stock	403.2	—	—	403.2
Common collective trusts	—	524.4	—	524.4
Fixed income securities
Preferred and corporate debt	—	430.6	—	430.6
Government securities	283.4	31.4	—	314.8
Common collective trusts	—	116.0	—	116.0
Total U.S. Plans investments in fair value hierarchy	$688.0	$1,102.4	$—	1,790.4
U.S. Plans investments measured at NAV
Private equity and alternative equity				10.0
Total U.S. Plans investments				1,800.4
Non-U.S. Plans
Cash and cash equivalents	$6.3	$—	$—	6.3
Equity securities
Preferred and common stock	192.2	—	—	192.2
Common collective trusts	—	218.3	—	218.3
Fixed income securities
Preferred and corporate debt	—	79.6	—	79.6
Government securities	0.4	—	—	0.4
Common collective trusts	—	333.0	—	333.0
Other types of investments
Real estate funds	—	54.1	—	54.1
Insurance contracts	—	—	71.8	71.8
Other	—	—	2.1	2.1
Total Non-U.S. Plans investments in fair value hierarchy	$198.9	$685.0	$73.9	957.8
Non-U.S. Plans investments measured at NAV
Real estate funds				21.0
Total Non-U.S. Plans investments				978.8
Total investments measured at fair value				$2,779.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our pension plans’ investments measured at fair value as of September 30, 2023 (in millions):

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash and cash equivalents	$3.2	$—	$—	$3.2
Equity securities
Mutual funds	40.5	—	—	40.5
Preferred and common stock	381.8	—	—	381.8
Common collective trusts	—	447.4	—	447.4
Fixed income securities
Preferred and corporate debt	—	387.2	—	387.2
Government securities	212.3	30.2	—	242.5
Common collective trusts	—	104.5	—	104.5
Total U.S. Plans investments in fair value hierarchy	$637.8	$969.3	$—	1,607.1
U.S. Plans investments measured at NAV
Private equity and alternative equity				11.7
Total U.S. Plans investments				1,618.8
Non-U.S. Plans
Cash and cash equivalents	$7.0	$—	$—	7.0
Equity securities
Preferred and common stock	154.7	—	—	154.7
Common collective trusts	—	209.7	—	209.7
Fixed income securities
Preferred and corporate debt	—	30.3	—	30.3
Government securities	0.8	—	—	0.8
Common collective trusts	—	294.5	—	294.5
Other types of investments
Real estate funds	—	55.3	—	55.3
Insurance contracts	—	—	65.2	65.2
Other	—	—	2.4	2.4
Total Non-U.S. Plans investments in fair value hierarchy	$162.5	$589.8	$67.6	819.9
Non-U.S. Plans investments measured at NAV
Real estate funds				18.7
Total Non-U.S. Plans investments				838.6
Total investments measured at fair value				$2,457.4
The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2024 (in millions):

	Balance October 1, 2023	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, and Settlements, Net	Balance September 30, 2024
Non-U.S. Plans
Insurance contracts	$65.2	$—	$8.4	$(1.8)	$71.8
Other	2.4	—	—	(0.3)	2.1
	$67.6	$—	$8.4	$(2.1)	$73.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2023 (in millions):

	Balance October 1, 2022	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, and Settlements, Net	Balance September 30, 2023
Non-U.S. Plans
Insurance contracts	$54.9	$—	$9.6	$0.7	$65.2
Other	3.8	—	—	(1.4)	2.4
	$58.7	$—	$9.6	$(0.7)	$67.6
15. Other Income (Expense)
The components of Other income (expense) were (in millions):

	2024	2023	2022
Interest income	$15.6	$9.7	$4.4
Royalty income	11.3	13.2	10.9
Legacy product liability and environmental charges	(20.5)	(18.1)	(15.6)
Non-operating pension and postretirement benefit credit (cost)	19.8	(82.7)	(4.7)
Fair value adjustments for earnout payments (Note 4)	30.7	—	—
Other	5.9	6.6	3.4
Other income (expense)	$62.8	$(71.3)	$(1.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Income Taxes
Selected income tax data (in millions):

	2024	2023	2022
Components of Income before income taxes
United States	$388.3	$794.2	$371.3
Non-United States	710.8	814.3	702.3
Total	$1,099.1	$1,608.5	$1,073.6

Components of Income tax provision
Current
United States	$78.3	$221.3	$71.6
Non-United States	127.6	160.6	102.9
State and local	14.0	48.7	13.6
Total current	219.9	430.6	188.1
Deferred
United States	(42.1)	(84.6)	(10.7)
Non-United States	(11.8)	6.0	(13.0)
State and local	(14.2)	(21.5)	(9.9)
Total deferred	(68.1)	(100.1)	(33.6)
Income tax provision	$151.8	$330.5	$154.5

Total income taxes paid	$478.6	$344.9	$340.2
Income tax liabilities of $97.4 million and $175.3 million related to the U.S. transition tax under the Tax Cuts and Jobs Act of 2017 (the Tax Act) that are payable greater than 12 months from September 30, 2024 and 2023, respectively, are recorded in Other liabilities in the Consolidated Balance Sheet. Furthermore, taxes paid as a result of the transition tax was $58.4 million during the year ended September 30, 2024, $31.1 million during the year ended September 30, 2023, and $31.2 million during the year ended September 30, 2022, as included in total income taxes paid.
Effective Tax Rate Reconciliation
The reconciliation between the U.S. federal statutory rate and our effective tax rate was:

	2024	2023	2022
Statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes	0.2	1.5	0.5
Non-United States taxes	(4.2)	(4.7)	(5.4)
Repatriation of foreign earnings	0.9	0.9	1.1
Foreign-derived intangible income	(0.7)	(0.6)	(0.5)
Settlements with taxing authorities and tax refund claims	(1.2)	0.3	—
Change in valuation allowance (1)	0.5	4.1	(0.5)
Share-based compensation	(0.2)	(0.6)	(1.0)
Research and development tax credit	(2.0)	(1.3)	(1.0)
Other	(0.5)	(0.1)	0.2
Effective income tax rate	13.8%	20.5%	14.4%
(1) During fiscal year 2023, the effective tax rate increased by 4.1% resulting from a valuation allowance recorded on certain deferred tax assets of our Sensia joint venture and tax effects of the related goodwill impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We operate in certain non-U.S. tax jurisdictions under government-sponsored tax incentive programs, which may be extended if certain additional requirements are met. The program, which generates the primary benefit has been extended to expire in 2032. The tax benefit attributable to these programs was $35.6 million ($0.31 per diluted share) in 2024, $62.1 million ($0.54 per diluted share) in 2023, and $58.3 million ($0.50 per diluted share) in 2022.

Deferred Taxes
The tax effects of temporary differences that give rise to our net deferred income tax assets (liabilities) consists of (in millions):

	2024	2023
Deferred income tax assets
Compensation and benefits	$18.0	$35.0
Inventory	22.5	15.5
Returns, rebates, and incentives	62.1	75.1
Retirement benefits	88.4	85.4
Environmental remediation and other site-related costs	23.6	23.6
Share-based compensation	25.5	22.7
Other accruals and reserves	385.5	333.3
Net operating loss carryforwards	69.6	60.8
Tax credit carryforwards	14.2	9.2
Capital loss carryforwards	15.4	14.4
Other	58.5	48.1
Subtotal	783.3	723.1
Valuation allowance	(97.5)	(89.1)
Net deferred income tax assets	685.8	634.0
Deferred income tax liabilities
Property	(52.0)	(44.1)
Intangible assets	(119.8)	(144.8)
Investments	—	—
Unremitted earnings of foreign subsidiaries	(36.8)	(27.2)
Other	—	(1.8)
Deferred income tax liabilities	(208.6)	(217.9)
Total net deferred income tax assets	$477.2	$416.1
We provide for deferred taxes on the majority of earnings of our non-U.S. subsidiaries and have done so since the enactment of the Tax Act in 2017. We do not provide for deferred taxes on a limited number of our non-U.S. subsidiaries established in jurisdictions that apply significant restrictions for repatriating cash. The amount of cumulative non-distributed earnings considered to be indefinitely reinvested outside the U.S. at September 30, 2024, is $155.9 million. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution of these earnings.
We believe it is more likely than not that we will realize our deferred tax assets through the reduction of future taxable income, other than for the deferred tax assets reflected below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tax attributes and related valuation allowances at September 30, 2024 consists of (in millions):

Tax attributes and related valuation allowances	Tax Benefit Amount	Valuation Allowance	Carryforward Period Ends
Non-United States net operating loss carryforward	$10.7	$2.1	2025	-	9/30/2044
Non-United States net operating loss carryforward	51.8	47.9	Indefinite
Non-United States capital loss carryforward	15.4	15.4	Indefinite
Non-United States credit carryforward	1.9	—	2039	-	2044
United States credit carryforward	0.3	—	2030	-	2041
State and local net operating loss carryforward	7.1	2.8	2025	-	2040
State tax credit carryforward	12.0	—	2033	-	2038
Subtotal	99.2	68.2
Other deferred tax assets	29.3	29.3	Indefinite
Total	$128.5	$97.5
Unrecognized Tax Benefits
A reconciliation of our gross unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2024	2023	2022
Gross unrecognized tax benefits balance at beginning of year	$9.8	$3.9	$4.3
Additions based on tax positions related to the current year	5.4	3.9	0.1
Additions based on tax positions related to prior years	10.0	3.2	—
Reductions related to settlements with taxing authorities	—	(1.0)	(0.5)
Reductions related to lapses of statute of limitations	(0.2)	(0.2)	—
Gross unrecognized tax benefits balance at end of year	$25.0	$9.8	$3.9
The amount of gross unrecognized tax benefits that would reduce our effective tax rate if recognized was $25.0 million, $9.8 million, and $3.9 million at September 30, 2024, 2023, and 2022, respectively.
Accrued interest and penalties related to unrecognized tax benefits were $2.0 million, $0.9 million, and $1.4 million at September 30, 2024, 2023, and 2022, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision. (Expenses) benefits recognized in 2024, 2023, and 2022, were ($1.1) million, $0.5 million, and $0.0 million, respectively.
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
Based on our assessment, we believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material effect on our business, financial condition, or results of operations. We cannot assess the possible effect of compliance with future requirements. Environmental remediation cost liabilities, net of related expected recoveries, were $47.8 million and $44.5 million as of September 30, 2024 and 2023, respectively.
Conditional Asset Retirement Obligations
We accrue for costs related to a legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development, or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional. Identified conditional asset retirement obligations include asbestos abatement and remediation of soil contamination beneath current and previously divested facilities and lease restoration costs. We estimate conditional asset retirement obligations using site-specific knowledge and historical industry expertise. There have been no significant changes in liabilities incurred, liabilities settled, accretion expense, or revisions in estimated cash flows for the years ended September 30, 2024, 2023, and 2022. Conditional asset retirement obligations, net of related expected recoveries, were $51.0 million and $38.8 million as of September 30, 2024 and 2023, respectively.
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
We (including our subsidiaries) have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago, including products from divested businesses for which we have agreed to defend and indemnify claims. Currently there are lawsuits that name us as defendants, together with hundreds of other companies. But in all cases, for those claimants who do show that they worked with our products or products of divested businesses for which we are responsible, we nevertheless believe we have meritorious defenses, in substantial part due to the integrity of the products, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition caused by our products. We defend those cases vigorously. However, in the case of claims involving a small number of our divested businesses, certain of our agreements relating to those divestitures do not provide us the ability to directly control management of those asbestos claims, and our ongoing reimbursement of outside counsel and other expenses relating to defense of such claims represent the vast majority of our annual asbestos net litigation spend. Historically, we have been dismissed from the vast majority of asbestos claims with no payment to claimants.
Additionally, we have maintained insurance coverage that includes indemnity and defense costs, over and above self-insured retentions, for many of these claims. We believe these arrangements will provide substantial coverage for future defense and indemnity costs for these asbestos claims for many years into the future. The uncertainties of asbestos claim litigation make it difficult to predict accurately the ultimate outcome of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on our experience defending asbestos claims, we do not believe these lawsuits will have a material effect on our business,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financial condition, or results of operations. Asbestos liabilities, net of related insurance coverage, were $17.8 million and $20.0 million as of September 30, 2024 and 2023, respectively.
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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale and at times in other contracts with third parties. As of September 30, 2024, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition, or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition, or results of operations in a particular period.

18. Restructuring Charges
As of September 30, 2024, we recorded restructuring charges of $97.4 million ($73.1 million, net of tax or $0.64 per diluted share) related to actions in conjunction with an enterprise-wide comprehensive program to optimize cost structure and expand margins. The charges include $92.3 million for severance benefits and $5.1 million for strategic advisory services related to the targeted severance actions. In the Consolidated Statement of Operations for the year ended September 30, 2024, $31.5 million of the charges were recorded in Cost of sales, while $65.9 million was recorded in Selling, general and administrative expenses. We expect the total cash expenditures associated with these restructuring actions to be $97.4 million of which we paid $27.7 million for the year ended September 30, 2024.
The following is a reconciliation of the accrued liabilities related to these restructuring actions at September 30, 2024 (in millions):

	Severance Benefits	Strategic Advisory Services	Total
Balance at September 30, 2023	$—	$—	$—
Restructuring charges	92.3	5.1	97.4
Payments	(22.6)	(5.1)	(27.7)
Balance at September 30, 2024	$69.7	$—	$69.7
19. Leases
We have operating leases primarily for real estate, vehicles, and equipment. We have finance leases primarily for equipment. Our leases have remaining lease terms from less than one year to approximately 15 years.
The components of lease expense were (in millions):

	2024	2023	2022
Operating lease expense (1)	$109.6	$100.2	$103.6
Variable lease expense (2)	20.4	18.8	16.6
Finance lease expense
Amortization of right-of-use assets	7.6	5.2	6.9
Interest on lease liabilities	0.2	0.3	0.6
Total lease expense	$137.8	$124.5	$127.7
(1) Operating lease expense includes short-term lease expense, which was not material.
(2) Variable lease expense includes sublease income, which was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental balance sheet information related to leases consists of:

	2024	2023
Weighted average remaining lease term
Operating leases	6.4 years	5.8 years
Finance leases	3.7 years	1.6 years
Weighted average discount rate
Operating leases	3.72%	3.03%
Finance leases	2.77%	3.27%
Undiscounted maturities of lease liabilities as of September 30, 2024, were (in millions):

	Finance Leases	Operating Leases
2025	$6.5	$104.5
2026	2.2	95.0
2027	2.2	78.4
2028	1.5	58.2
2029	—	41.3
Thereafter	—	128.8
Total undiscounted lease payments	$12.4	$506.2
Less: Imputed interest	(0.4)	(60.9)
Total lease liabilities	$12.0	$445.3
As of September 30, 2024, we have additional operating leases for facilities that have not yet commenced with undiscounted lease obligations of approximately $13.7 million. These leases will commence in fiscal 2025.
Supplemental cash flow information related to leases consists of (in millions):

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$110.2	$101.7	$102.9
Operating cash flows from finance leases	0.2	0.3	0.6
Financing cash flows from finance leases	10.0	5.5	8.8
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$163.2	$93.3	$63.4
Financing leases	9.3	—	11.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20. Business Segment Information
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
•Motion Control - Servo drives, rotary servo motors, linear actuators, autonomous mobile robots, and independent cart technologies offering a comprehensive portfolio of servo control and production logistics technologies;
•Safety, Sensing, & Industrial Components - Safety devices, sensing devices, motor control and circuit protection devices, operator devices, signaling devices, relays, and electrical control accessories; and
•Micro Control & Distributed I/O - Micro programmable logic controllers and distributed input/output platforms.
Software & Control
The Software & Control operating segment contains a comprehensive portfolio of production automation and production operations platforms, including hardware and software. This integrated portfolio is merging information technology (IT) and operational technology (OT), bringing the benefits of the Connected Enterprise® to the production system.
Our production automation portfolio is multi-discipline and scalable with the ability to handle applications in discrete, batch/hybrid and continuous process, drives control, motion and robotics control, and machine and process safety. Our products include programmable automation controllers, design, visualization and simulation software, human machine interface products, industrial computers, machine and process safety products, industrial networks, and security products.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sales and operating results of our reportable segments were (in millions):

	2024	2023	2022
Sales
Intelligent Devices	$3,804.1	$4,098.2	$3,544.6
Software & Control	2,187.4	2,886.0	2,312.9
Lifecycle Services	2,272.7	2,073.8	1,902.9
Total	$8,264.2	$9,058.0	$7,760.4
Segment operating earnings
Intelligent Devices	$700.0	$828.2	$717.6
Software & Control	529.7	953.2	666.7
Lifecycle Services	365.6	148.4	158.3
Total	1,595.3	1,929.8	1,542.6
Purchase accounting depreciation and amortization, and impairment	(143.9)	(264.4)	(103.9)
Corporate and other	(135.8)	(127.9)	(104.7)
Non-operating pension and postretirement benefit credit (cost)	19.8	(82.7)	(4.7)
Change in fair value of investments	0.1	279.3	(136.9)
Restructuring charges	(97.4)	—	—
Interest expense, net	(139.0)	(125.6)	(118.8)
Income before income taxes	$1,099.1	$1,608.5	$1,073.6
Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before purchase accounting depreciation and amortization, impairment, corporate and other, non-operating pension and postretirement benefit cost, change in fair value of investments, restructuring charges aligned with enterprise-wide strategic initiatives, interest expense, net, and income tax provision. Depending on the product, intersegment sales within a single legal entity are either at cost or cost plus a mark-up, which does not necessarily represent a market price. Sales between legal entities are at an appropriate transfer price. We allocate costs related to shared segment operating activities to the segments consistent with the methodology used by management to assess segment performance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the identifiable assets at September 30, 2024, 2023, and 2022, and the provision for depreciation and amortization and the amount of capital expenditures for property for the years then ended, for each of the reportable segments and Corporate (in millions):

	2024	2023	2022
Identifiable assets
Intelligent Devices	$2,798.1	$2,676.2	$2,070.0
Software & Control	4,293.0	4,240.7	3,887.6
Lifecycle Services	2,036.3	1,835.8	1,968.4
Corporate	2,104.7	2,551.3	2,832.7
Total	$11,232.1	$11,304.0	$10,758.7
Depreciation and amortization
Intelligent Devices	$57.7	$49.7	$45.8
Software & Control	68.4	55.8	47.0
Lifecycle Services	43.2	35.5	40.5
Corporate	4.2	2.5	1.7
Total	173.5	143.5	135.0
Purchase accounting depreciation and amortization	143.9	106.9	103.9
Total	$317.4	$250.4	$238.9
Capital expenditures for property
Intelligent Devices	$74.9	$60.7	$45.6
Software & Control	67.5	40.2	29.7
Lifecycle Services	52.7	23.7	32.9
Corporate	29.6	35.9	32.9
Total	$224.7	$160.5	$141.1
Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, prepaid pension, and property. Property shared by the segments and used in operating activities is also reported in Corporate identifiable assets and Corporate capital expenditures. Corporate identifiable assets include shared net property balances of $261.4 million, $240.9 million, and $205.8 million at September 30, 2024, 2023, and 2022, respectively, for which depreciation expense has been allocated to segment operating earnings based on the expected benefit to be realized by each segment. Corporate capital expenditures in 2024, 2023, and 2022, primarily consist of property that will be shared by our operating segments.
We conduct a significant portion of our business activities outside the United States. The following tables present sales and property by geographic region (in millions):

	Sales			Property
	2024	2023	2022	2024	2023	2022
North America	$5,052.8	$5,224.0	$4,722.0	$526.4	$478.8	$430.7
Europe, Middle East and Africa	1,504.5	1,870.6	1,437.6	141.6	116.4	78.9
Asia Pacific	1,072.8	1,358.0	1,088.0	91.3	66.2	58.6
Latin America	634.1	605.4	512.8	17.4	22.8	18.3
Total	$8,264.2	$9,058.0	$7,760.4	$776.7	$684.2	$586.5
We attribute sales to the geographic regions based on the country of destination. Sales in North America include $4,611.9 million, $4,773.2 million, and $4,315.5 million related to the U.S. in 2024, 2023, and 2022, respectively.
In most countries, we sell primarily through independent distributors in conjunction with our direct sales force. We sell large systems and service offerings principally through our direct sales force, though opportunities are sometimes identified through distributors. Sales to our two largest distributors in 2024, 2023, and 2022, which are attributable to all three segments, were approximately 20 percent of our total sales.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners and the Board of Directors of
Rockwell Automation, Inc.
Milwaukee, Wisconsin
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows, and shareowners’ equity for each of the three years in the period ended September 30, 2024, and the related notes and the schedule listed in the Index at Item 15 (a)(2) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
The Company performed their annual quantitative test for goodwill impairment as of the beginning of the second quarter of fiscal 2024 using a combination of an income approach derived from discounted cash flows and a market multiples approach using selected comparable public companies. As of the annual measurement date, the Company determined that the fair value of the Sensia reporting unit exceeded its carrying value by approximately 25 percent and, therefore, no impairment was recognized.
The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to the discount rate and forecasts of future revenues and Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) margins. The determination of fair value using the market multiples approach requires management to make significant assumptions related to the selection of the market multiple. The Company’s consolidated goodwill balance was $3,993.3 million as of September 30, 2024, of which $160.7 million related to the Sensia reporting unit. Changes in the critical assumptions outlined above could have a significant impact on the fair value of the reporting unit.
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

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasts of future revenues and EBITDA margins, and selection of the discount rate and market multiple for the Sensia reporting unit included the following, among others:
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
November 12, 2024
We have served as the Company’s auditor since 1967.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness, as of September 30, 2024, of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2024.
The effectiveness of our internal control over financial reporting, as of September 30, 2024, has been audited by Deloitte & Touche LLP, as stated in their report that is included on the previous page.
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

Item 9B. Other Information
During the quarter ended September 30, 2024, the following officers of the Company adopted Rule 10b5-1 trading arrangements that are each intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act, with such details of the arrangements as further follows:
•Blake D. Moret, President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement on August 26, 2024, that will terminate on the earlier of August 28, 2025, or the execution of all trades in the trading arrangement. Mr. Moret’s trading arrangement covers the (i) exercise of 26,700 stock options and the sale of the underlying shares of the Company’s common stock, and (ii) sale of the number of shares of the Company’s common stock required to be sold to cover taxes on upcoming restricted stock unit and performance share vests.

•Isaac R. Woods, Vice President and Treasurer, adopted a Rule 10b5-1 trading arrangement on August 26, 2024, that will terminate on the earlier of June 10, 2025, or the execution of all trades in the trading arrangement. Mr. Woods’ trading arrangement covers the sale of (i) the number of long shares having a value of up to $250,000 and (ii) the number of shares of the Company’s common stock required to be sold to cover taxes on an upcoming restricted stock unit vest.

For the arrangements above referencing transactions to sell shares to cover taxes on vests, the aggregate number of shares to be sold pursuant to each trading arrangement described above is dependent on the taxes on the applicable restricted stock unit and performance share vests, and, therefore, is indeterminable at this time. Additionally, the number of shares to be sold pursuant to clause (i) of Mr. Woods’, arrangement described above is dependent on the stock price on the effective date of the order in the plan.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, no director of the Company adopted or terminated a Rule 10b5-1 trading arrangement, and no officer of the Company terminated a Rule 10b5-1 trading arrangement.
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
We have adopted insider trading policies and procedures governing the purchase, sale, and/or other disposition of Company securities by directors, officers, employees, and the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the NYSE listing standards. A copy of our policies and procedures are attached to this Annual Report on Form 10-K as Exhibit 19.
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
The following table provides information, as of September 30, 2024, about our common stock that may be issued upon the exercise of options, warrants, and rights granted to employees, consultants, or directors under all of our existing equity compensation plans.

	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by shareowners	2,669,372	(1)	$214.03	(2)	6,859,766	(3)
Equity compensation plans not approved by shareowners	—		n/a		—
Total	2,669,372		$214.03		6,859,766
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

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedule, and Exhibits

(1)Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries)
(2)Financial Statement Schedule for the years ended September 30, 2024, 2023, and 2022

Page
Schedule II—Valuation and Qualifying Accounts	99
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

*10-e-4	Letter Agreement dated March 1, 2021 between Registrant and Nicholas C. Gangestad
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

19	Company Trading Policies and Procedures for Insiders.
21	List of Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Rockwell Automation, Inc. Executive Compensation Recoupment Policy.
101	Interactive Data Files.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC.

By	/s/ CHRISTIAN E. ROTHE
Christian E. Rothe
Senior Vice President and
Chief Financial Officer
Dated: November 12, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 12th day of November 2024 by the following persons on behalf of the registrant and in the capacities indicated.

By	/s/ CHRISTIAN E. ROTHE
Christian E. Rothe
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ TERRY L. RIESTERER
Terry L. Riesterer
Vice President and Controller
(Principal Accounting Officer)

Blake D. Moret*
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)
and Director

William P. Gipson*
Director

Alice L. Jolla*
Director

James P. Keane*
Director

Timothy M. Knavish*
Director

Pam Murphy*
Director

Donald R. Parfet *
Director

Lisa A. Payne*
Director

Thomas W. Rosamilia*
Director

Robert W. Soderbery*
Director

Patricia A. Watson*
Director

*By	/s/ REBECCA W. HOUSE
Rebecca W. House, Attorney-in-fact**

**By	authority of powers of attorney filed herewith

SCHEDULE II
ROCKWELL AUTOMATION, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2024, 2023, and 2022
(in millions)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (2)	Balance at End of Year
Description
Year ended September 30, 2024
Allowance for doubtful accounts (1)	$16.8	$13.1	$—	$8.1	$21.8
Valuation allowance for deferred tax assets	89.1	11.4	1.1	4.1	97.5
Year ended September 30, 2023
Allowance for doubtful accounts (1)	$13.1	$8.5	$0.2	$5.0	$16.8
Valuation allowance for deferred tax assets (3)	23.1	66.4	1.5	1.9	89.1
Year ended September 30, 2022
Allowance for doubtful accounts (1)	$13.2	$4.7	$—	$4.8	$13.1
Valuation allowance for deferred tax assets	32.6	3.4	1.1	14.0	23.1
(1) Includes allowances for current and other long-term receivables.
(2) Consists of amounts written off for the allowance for doubtful accounts and adjustments resulting from our ability to utilize foreign tax credits, capital losses, or net operating loss carryforwards for which a valuation allowance had previously been recorded.
(3) Additions charged to costs and expenses includes $30.2 million attributable to non-controlling interests.

INDEX TO EXHIBITS*

Exhibit No.	Exhibit

19	Company Trading Policies and Procedures for Insiders.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	See Part IV, Item 15(a)(3) for exhibits incorporated by reference.