Form 10-Q
period 2024-12-31
ROCKWELL AUTOMATION, INC
filed 2025-02-10
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
113,072,948 shares of registrant’s Common Stock were outstanding on December 31, 2024.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKWELL AUTOMATION, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	December 31, 2024	September 30, 2024
ASSETS
Current assets
Cash and cash equivalents	$471	$471
Receivables	1,675	1,802
Inventories	1,234	1,293
Other current assets	368	315
Total current assets	3,748	3,881
Property, net of accumulated depreciation of $1,875 and $1,861, respectively	763	777
Operating lease right-of-use assets	388	423
Goodwill	3,915	3,993
Other intangible assets, net	1,027	1,066
Deferred income taxes	533	517
Other assets	570	575
Total	$10,944	$11,232
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term debt	$743	$771
Current portion of long-term debt	306	307
Accounts payable	789	860
Compensation and benefits	239	259
Contract liabilities	608	584
Customer returns, rebates and incentives	335	347
Other current liabilities	456	476
Total current liabilities	3,476	3,604
Long-term debt	2,564	2,561
Retirement benefits	542	549
Operating lease liabilities	326	356
Other liabilities	480	487
Commitments and contingent liabilities (Note 13)
Shareowners’ equity
Common stock ($1.00 par value, shares issued: 141.4 and 181.4, respectively)	141	181
Additional paid-in capital	2,200	2,188
Retained earnings	5,181	9,635
Accumulated other comprehensive loss	(872)	(772)
Common stock in treasury, at cost (shares held: 28.3 and 68.3, respectively)	(3,265)	(7,734)
Shareowners’ equity attributable to Rockwell Automation, Inc.	3,385	3,498
Noncontrolling interests	171	177
Total shareowners’ equity	3,556	3,675
Total	$10,944	$11,232
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended December 31,
	2024	2023
Sales
Products and solutions	$1,639	$1,833
Services	242	219
	1,881	2,052
Cost of sales
Products and solutions	(1,027)	(1,130)
Services	(132)	(127)
	(1,159)	(1,257)
Gross profit	722	795
Selling, general and administrative expenses	(476)	(514)
Change in fair value of investments	—	3
Other income (Note 11)	6	9
Interest expense	(39)	(33)
Income before income taxes	213	260
Income tax provision (Note 15)	(35)	(47)
Net income	178	213
Net loss attributable to noncontrolling interests	(6)	(2)
Net income attributable to Rockwell Automation, Inc.	$184	$215
Earnings per share:
Basic	$1.62	$1.87
Diluted	$1.61	$1.86
Weighted average outstanding shares:
Basic	113.0	114.6
Diluted	113.5	115.2
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended December 31,
	2024	2023
Net income	$178	$213
Other comprehensive income (loss)
Pension and other postretirement benefit plan adjustments (net of tax (expense) benefit of $(2) and $0)	5	—
Currency translation adjustments	(130)	84
Net change in cash flow hedges (net of tax (expense) benefit of $(11) and $9)	25	(24)
Other comprehensive (loss) income	(100)	60
Comprehensive income	78	273
Comprehensive loss attributable to noncontrolling interests	(6)	(2)
Comprehensive income attributable to Rockwell Automation, Inc.	$84	$275
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended December 31,
	2024	2023
Operating activities:
Net income	$178	$213
Adjustments to arrive at cash provided by operating activities
Depreciation	40	39
Amortization of intangible assets	38	38
Change in fair value of investments	—	(3)
Share-based compensation expense	23	24
Retirement benefit expense	10	5
Pension contributions	(3)	(6)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments
Receivables	73	280
Inventories	27	(28)
Accounts payable	(25)	(200)
Contract liabilities	42	14
Compensation and benefits	(12)	(243)
Income taxes	(8)	2
Other assets and liabilities	(19)	(102)
Cash provided by operating activities	364	33
Investing activities:
Capital expenditures	(71)	(68)
Acquisition of businesses, net of cash acquired	—	(748)
Other investing activities	(12)	(1)
Cash used for investing activities	(83)	(817)
Financing activities:
Net (repayment) issuance of short-term debt	(28)	409
Cash dividends	(149)	(144)
Purchases of treasury stock	(100)	(120)
Proceeds from the exercise of stock options	28	11
Other financing activities	(5)	(22)
Cash (used for) provided by financing activities	(254)	134
Effect of exchange rate changes on cash	(27)	9
Decrease in cash and cash equivalents	—	(641)
Cash and cash equivalents at beginning of period	471	1,080
Cash and cash equivalents at end of period	$471	$439
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(Unaudited)
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2024	$181	$2,188	$9,635	$(772)	$(7,734)	$3,498	$177	$3,675
Net income (loss)	—	—	184	—	—	184	(6)	178
Other comprehensive loss	—	—	—	(100)	—	(100)	—	(100)
Common stock issued (including share-based compensation impact)	—	12	—	—	39	51	—	51
Share repurchases	—	—	—	—	(99)	(99)	—	(99)
Share retirement	(40)	—	(4,489)	—	4,529	—	—	—
Cash dividends declared (1)	—	—	(149)	—	—	(149)	—	(149)
Balance at December 31, 2024	$141	$2,200	$5,181	$(872)	$(3,265)	$3,385	$171	$3,556

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2023	$181	$2,102	$9,255	$(790)	$(7,187)	$3,561	$182	$3,743
Net income (loss)	—	—	215	—	—	215	(2)	213
Other comprehensive income	—	—	—	60	—	60	—	60
Common stock issued (including share-based compensation impact)	—	9	—	—	27	36	—	36
Share repurchases	—	—	—	—	(121)	(121)	—	(121)
Cash dividends declared (1)	—	—	(144)	—	—	(144)	—	(144)
Balance at December 31, 2023	$181	$2,111	$9,326	$(730)	$(7,281)	$3,607	$180	$3,787
(1) Cash dividends were $1.31 per share and $1.25 per share in the three months ended December 31, 2024 and 2023, respectively.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. (Rockwell Automation or the Company), the unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The results of operations for the three months ended December 31, 2024, are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter, unless otherwise stated.
Receivables
We record an allowance for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are recorded net of an allowance for doubtful accounts of $24 million at December 31, 2024, and $22 million at September 30, 2024. The changes to our allowance for doubtful accounts during the three months ended December 31, 2024 and 2023, were not material and primarily consisted of current-period provisions, write-offs charged against the allowance, recoveries collected, and foreign currency translation.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended December 31,
	2024	2023
Net income attributable to Rockwell Automation, Inc.	$184	$215
Less: Allocation to participating securities	(1)	(1)
Net income available to common shareowners	$183	$214
Basic weighted average outstanding shares	113.0	114.6
Effect of dilutive securities
Stock options	0.5	0.6
Diluted weighted average outstanding shares	113.5	115.2
Earnings per share:
Basic	$1.62	$1.87
Diluted	$1.61	$1.86
For the three months ended December 31, 2024 and 2023, there were 0.7 million and 0.5 million shares, respectively, related to share-based compensation awards that were excluded from the diluted EPS calculation because they were antidilutive.
Non-Cash Investing and Financing Activities
Capital expenditures of $11 million and $21 million were accrued within Accounts payable and Other current liabilities at December 31, 2024 and 2023, respectively. At both December 31, 2024 and 2023, there was $1 million of outstanding common stock share repurchases recorded in Accounts payable that did not settle until the next quarter. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Consolidated Statement of Cash Flows.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Supplier Financing Arrangements
The Company maintains agreements with third-party financial institutions that offer voluntary supply chain financing (SCF) programs to suppliers. The SCF programs enable suppliers, at their sole discretion, to sell their receivables to third-party financial institutions in order to receive payment on receivables earlier than the negotiated commercial terms between suppliers and the Company. Supplier sale of receivables to third-party financial institutions is on terms negotiated between the supplier and the respective third-party financial institution. The Company agrees on commercial terms for the goods and services procured from suppliers, including prices, quantities, and payment terms, regardless of whether the supplier elects to participate in the SCF programs. A supplier’s voluntary participation in the SCF programs has no bearing on the Company's payment terms and the Company has no economic interest in a supplier’s decision to participate in the SCF programs. The Company agrees to pay participating third-party financial institutions the stated amount of confirmed invoices from suppliers on the original maturity dates of the invoices. Amounts outstanding related to SCF programs are included in Accounts payable in the Consolidated Balance Sheet and in changes in Accounts payable on the Consolidated Statement of Cash Flows. Accounts payable included approximately $68 million and $77 million related to these agreements as of December 31, 2024, and September 30, 2024, respectively. The impact of these programs is not material to the Company's overall liquidity.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, which requires expanded interim and annual disclosures of segment information regularly provided to the chief operating decision maker (CODM), the title and position of the CODM, an explanation of how the CODM uses the information in assessing segment performance and deciding how to allocate resources, and an amount for other segment items by reportable segment and a description of its composition. We will expand our disclosures in our 2025 Annual Report on Form 10-K when the standard becomes effective for us.
In December 2023, the FASB issued ASU 2023-09, which requires expanded annual disclosures to the income tax rate reconciliation and the amount of income taxes paid. We will expand our disclosures in our 2026 Annual Report on Form 10-K when the standard becomes effective for us.
In November 2024, the FASB issued ASU 2024-03, which requires disclosure of certain expense amounts comprising Cost of sales and Selling, general and administrative expenses, as well as a qualitative description of the remaining expense amounts. We will expand our disclosures in our 2028 Annual Report on Form 10-K when the standard becomes effective for us.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Unfulfilled Performance Obligations
As of December 31, 2024, we expect to recognize approximately $1,295 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $790 million from our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of December 31, 2024.
Disaggregation of Revenue
The following table presents our revenue disaggregation by geographic region for our three operating segments (in millions). We attribute sales to the geographic regions based on the country of destination.

	Three Months Ended December 31, 2024				Three Months Ended December 31, 2023
	Intelligent Devices	Software & Control	Lifecycle Services	Total	Intelligent Devices	Software & Control	Lifecycle Services	Total
North America	$519	$365	$266	$1,150	$604	$387	$256	$1,247
Europe, Middle East, and Africa	135	73	124	332	166	100	122	388
Asia Pacific	86	55	110	251	98	79	99	276
Latin America	66	36	46	148	59	38	44	141
Total Company Sales	$806	$529	$546	$1,881	$927	$604	$521	$2,052
Contract Liabilities
Contract liabilities primarily relate to consideration received in advance of performance under the contract.
Below is a summary of our Contract liabilities balance, the portion not expected to be recognized within twelve months is included within Other liabilities in the Consolidated Balance Sheet (in millions):

	December 31, 2024	December 31, 2023
Balance as of beginning of year	$653	$654
Balance as of end of period	680	674
The most significant changes in our Contract liabilities balance during both the three months ended December 31, 2024 and 2023, were due to amounts billed during the period, partially offset by revenue recognized that was included in the Contract liabilities balance at the beginning of the period and revenue recognized on amounts billed during the period.
In the three months ended December 31, 2024, we recognized revenue of approximately $273 million that was included in the Contract liabilities balance at September 30, 2024. In the three months ended December 31, 2023, we recognized revenue of approximately $238 million that was included in the Contract liabilities balance at September 30, 2023. We did not have a material amount of revenue recognized in the three months ended December 31, 2024 and 2023, from performance obligations satisfied or partially satisfied in previous periods.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3. Share-Based Compensation
We recognized $23 million and $24 million of pre-tax share-based compensation expense during the three months ended December 31, 2024 and 2023, respectively. Our annual grant of share-based compensation takes place during the first quarter of each year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Three Months Ended December 31,
	2024		2023
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	190	$93	217	$86
Performance shares	58	388	79	295
Restricted stock units	86	296	235	276
Unrestricted stock	6	297	5	280
4. Inventories
Inventories consist of (in millions):

	December 31, 2024	September 30, 2024
Finished goods	$446	$475
Work in process	312	344
Raw materials	476	474
Inventories	$1,234	$1,293
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

Purchase Price Allocation
Receivables	$8
Inventory	22
Goodwill	283
Intangible assets	313
All other assets	11
Total assets acquired	637
Less: Deferred tax liability	(9)
Less: Liabilities assumed	(19)
Net assets acquired	$609

Purchase Consideration
Cash consideration, net of cash acquired	$566
Contingent consideration	43
Total purchase consideration, net of cash acquired	$609

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Intangible assets identified include $270 million of technology, $41 million of trademarks, and $2 million of customer relationships. We assigned the full amount of goodwill and all other assets acquired to our Intelligent Devices segment. The goodwill recorded represents intangible assets that do not qualify for separate recognition. This goodwill arises because the purchase price for Clearpath reflects a number of factors including the future earnings and cash flow potential for the business and resulting synergies from the business portfolio and industry expertise. We do not expect the goodwill to be deductible for tax purposes. The intangible assets were valued using an income approach, specifically the relief from royalty method and multi-period excess earnings method. The relief from royalty method calculates value based on hypothetical payments that would be saved by owning an asset rather than licensing it. The multi-period excess earnings method is the isolation of cash flows from a single intangible asset and measures fair value by discounting them to present value. These values are considered level 3 measurements under the U.S. GAAP fair value hierarchy. Refer to Note 9 for further information regarding levels in the fair value hierarchy. The key assumption requiring the use of judgement in the valuation of the technology asset was the obsolescence factor, where we estimated a phase out over 12 years; other assumptions included forecasted revenue growth rates and margin and the discount rate. The key assumption requiring the use of judgement in the valuation of the trademarks asset was the weighted average royalty rate of 2.05 percent; other assumptions included forecasted revenue growth rates and the discount rate.
The purchase price included up to $50 million in contingent consideration that can be earned by sellers if Clearpath achieves revenue targets that it had established prior to the acquisition in two performance periods ending February 29, 2024, and February 28, 2025. We developed various risk-based scenarios and a probability outcome model to measure the fair value of the contingent consideration, which is considered a level 3 measurement under the U.S. GAAP fair value hierarchy. We determined the fair value to be $43 million as of the acquisition date and as of December 31, 2023. We updated the fair value measures during the second quarter of 2024 to reflect actual contingent consideration earned during the first performance period. In the fourth quarter of 2024 and first quarter of 2025, we assessed the probability outcome model for the second performance period and determined that the fair value was $5 million as of both September 30, 2024, and December 31, 2024.
The following table presents the fair value of the contingent consideration in the Consolidated Balance Sheet (in millions):

	Period ended February 29, 2024	Period ended February 28, 2025	Total
Contingent consideration as of December 31, 2023	$17	$26	$43
Adjustment for earnout achieved for first performance period	(7)	—	(7)
Adjustment to fair value	—	(21)	(21)
Payment of earnout achieved for first performance period	(10)	—	(10)
Contingent consideration as of September 30, 2024, and December 31, 2024	$—	$5	$5
The consideration for the amount earned for the first performance period was paid during the third quarter of 2024. The contingent consideration for the second performance period is included in Other current liabilities at December 31, 2024, and September 30, 2024. Any amount earned for the second performance period will be paid during the third quarter of 2025.

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

Purchase Price Allocation
Receivables	$8
Goodwill	133
Intangible assets	47
All other assets	1
Total assets acquired	189
Less: Liabilities assumed	(6)
Net assets acquired	$183

Purchase Consideration
Total purchase consideration, net of cash acquired	$183
We assigned the full amount of goodwill to our Lifecycle Services segment. We expect the goodwill to be deductible for tax purposes. The goodwill recorded represents intangible assets that do not qualify for separate recognition.
Pro forma consolidated sales for the three months ended December 31, 2023, were $2.1 billion, and the impact on earnings was not material. The preceding pro forma consolidated financial results of operations are as if the preceding 2024 acquisitions occurred on October 1, 2023. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the transaction occurred as of that time.
Total sales from all of the above 2024 acquisitions in the three months ended December 31, 2023, were $17 million. Total acquisition-related costs and earnings from all of the above 2024 acquisitions in the three months ended December 31, 2023, were not material.

6. Goodwill and Other Intangible Assets
Changes in the carrying amount of Goodwill for the three months ended December 31, 2024, were (in millions):

	Intelligent Devices	Software & Control	Lifecycle Services	Total
Balance as of September 30, 2024	$900	$2,437	$656	$3,993
Translation	(35)	(28)	(15)	(78)
Balance as of December 31, 2024	$865	$2,409	$641	$3,915

Gross carrying value of goodwill	$865	$2,409	$799	$4,073
Accumulated impairment losses	—	—	(158)	(158)
Goodwill	$865	$2,409	$641	$3,915
We perform our annual evaluation of goodwill and indefinite life intangible assets for impairment during the second quarter of each year, or more frequently, if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We assessed the changes in events and circumstances during the first quarter of 2025 and concluded that no triggering events, which would require interim quantitative testing, occurred.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Other intangible assets consist of (in millions):

	December 31, 2024
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$107	$79	$28
Customer relationships	614	196	418
Technology	724	272	452
Trademarks	134	50	84
Other	6	5	1
Total amortized intangible assets	1,585	602	983
Allen-Bradley® trademark not subject to amortization	44	—	44
Other intangible assets	$1,629	$602	$1,027

	September 30, 2024
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$105	$76	$29
Customer relationships	619	187	432
Technology	729	257	472
Trademarks	132	44	88
Other	6	5	1
Total amortized intangible assets	1,591	569	1,022
Allen-Bradley® trademark not subject to amortization	44	—	44
Other intangible assets	$1,635	$569	$1,066
Estimated total amortization expense for all amortized intangible assets is $152 million in 2025, $150 million in 2026, $141 million in 2027, $129 million in 2028, and $89 million in 2029.
7. Short-Term and Long-Term Debt
Our Short-term debt as of December 31, 2024, included commercial paper borrowings of $629 million, with a weighted average interest rate of 4.67 percent, and a weighted average maturity period of 33 days. Our Short-term debt as of September 30, 2024, included commercial paper borrowings of $657 million, with a weighted average interest rate of 5.14 percent, and a weighted average maturity period of 24 days. In December 2022, Sensia entered into an unsecured $75 million line of credit. As of December 31, 2024, and September 30, 2024, included in Short-term debt was $70 million borrowed against the line of credit with an interest rate of 5.34 percent and 6.17 percent, respectively. Also included in Short-term debt as of December 31, 2024, and September 30, 2024, was $42 million of interest-bearing loans from Schlumberger (SLB) to Sensia, due April 2025.
The following table presents the carrying amounts and estimated fair values of Long-term debt in the Consolidated Balance Sheet (in millions):

	December 31, 2024		September 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$306	$305	$307	$305
Long-term debt	2,564	2,213	2,561	2,334
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Other Current Liabilities
Other current liabilities consist of (in millions):

	December 31, 2024	September 30, 2024
Unrealized losses on foreign exchange contracts	$20	$29
Product warranty obligations	25	24
Taxes other than income taxes	50	53
Accrued interest	39	18
Income taxes payable	126	139
Operating lease liabilities	88	90
Other	108	123
Other current liabilities	$456	$476
9. Investments
Our investments consist of (in millions):

	December 31, 2024	September 30, 2024
Fixed income securities	$6	$—
Equity securities (other)	106	106
Other	59	63
Total investments	171	169
Less: Short-term investments (1)	(6)	—
Long-term investments (2)	$165	$169
(1) Short-term investments are included in Other current assets in the Consolidated Balance Sheet.
(2) Long-term investments are included in Other assets in the Consolidated Balance Sheet.
Equity Securities
Equity securities (other) consist of various securities that do not have a readily determinable fair value, which we account for using the measurement alternative under U.S. GAAP. These securities are recorded at the investment cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer in the Consolidated Balance Sheet. Observable price changes are classified as level 2 in the fair value hierarchy, as described below. The carrying values at both December 31, 2024, and September 30, 2024, included cumulative upward adjustments from observed price changes of $23 million. The carrying values at December 31, 2024, and September 30, 2024, included cumulative downward adjustments from observed price changes and impairments of $8 million and $7 million, respectively.
We record gains and losses on investments within the Change in fair value of investments line in the Consolidated Statement of Operations. There were no significant unrealized gains or losses on investments in the three months ended December 31, 2024. Total net unrealized gains on equity securities were $2 million in the three months ended December 31, 2023.
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
10. Retirement Benefits
The components of net periodic pension and postretirement benefit cost were (in millions):

	Pension Benefits
	Three Months Ended December 31,
	2024	2023
Service cost	$10	$10
Interest cost	34	36
Expected return on plan assets	(41)	(42)
Amortization of net actuarial loss	6	—
Net periodic pension benefit cost	$9	$4

	Other Postretirement Benefits
	Three Months Ended December 31,
	2024	2023
Service cost	$—	$—
Interest cost	—	1
Amortization of net actuarial loss	1	—
Net periodic postretirement benefit cost	$1	$1
The service cost component is included in Cost of sales and Selling, general and administrative expenses in the Consolidated Statement of Operations. All other components are included in Other income in the Consolidated Statement of Operations.
11. Other Income
The components of Other income were (in millions):

	Three Months Ended December 31,
	2024	2023
Interest income	$4	$5
Royalty income	3	3
Legacy product liability and environmental charges	(3)	(5)
Non-operating pension and postretirement benefit credit	—	5
Other	2	1
Other income	$6	$9

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
12. Accumulated Other Comprehensive Loss
Common Stock
In the three months ended December 31, 2024, we retired 40 million shares of common stock that we held in our treasury. These shares are now designated as authorized and unissued.
Changes in Accumulated other comprehensive loss attributable to Rockwell Automation by component for the following periods were (in millions):

Three Months Ended December 31, 2024	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2024	$(431)	$(296)	$(45)	$(772)
Other comprehensive (loss) income before reclassifications	—	(130)	25	(105)
Amounts reclassified from accumulated other comprehensive loss	5	—	—	5
Other comprehensive income (loss)	5	(130)	25	(100)
Balance as of December 31, 2024	$(426)	$(426)	$(20)	$(872)

Three Months Ended December 31, 2023	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2023	$(407)	$(365)	$(18)	$(790)
Other comprehensive income (loss) before reclassifications	—	84	(18)	66
Amounts reclassified from accumulated other comprehensive loss	—	—	(6)	(6)
Other comprehensive income (loss)	—	84	(24)	60
Balance as of December 31, 2023	$(407)	$(281)	$(42)	$(730)

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The reclassifications out of Accumulated other comprehensive loss in the Consolidated Statement of Operations were (in millions):

	Three Months Ended December 31,		Affected Line in the Consolidated Statement of Operations
	2024	2023
Pension and other postretirement benefit plan adjustments (1)
Amortization of net actuarial loss	$7	$—	Other income
	7	—	Income before income taxes
	(2)	—	Income tax provision
	$5	$—	Net income attributable to Rockwell Automation, Inc.

Net unrealized losses (gains) on cash flow hedges
Forward exchange contracts	$1	$(1)	Sales
Forward exchange contracts	(2)	(8)	Cost of sales
Forward exchange contracts	—	—	Selling, general and administrative expenses
Treasury locks related to 2019 and 2021 debt issuances	1	1	Interest expense
	—	(8)	Income before income taxes
	—	2	Income tax provision
	$—	$(6)	Net income attributable to Rockwell Automation, Inc.

Total reclassifications	$5	$(6)	Net income attributable to Rockwell Automation, Inc.
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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale and at times in other contracts with third parties. As of December 31, 2024, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition, or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition, or results of operations in a particular period.
14. Restructuring Charges
In 2024, we recorded restructuring charges of $97 million ($73 million, net of tax or $0.64 per diluted share) related to actions in conjunction with an enterprise-wide comprehensive program to optimize cost structure and expand margins. The charges included $92 million for severance benefits and $5 million for strategic advisory services related to the targeted severance actions. We expect the total cash expenditures associated with these restructuring actions to be $97 million of which we paid $14 million during the three months ended December 31, 2024. Accruals remaining under these restructuring actions were $56 million and $70 million at December 31, 2024, and September 30, 2024, respectively.

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
The effective tax rate was 16.4 percent for the three months ended December 31, 2024, compared to 18.1 percent for the three months ended December 31, 2023. The effective tax rate was lower than the U.S. statutory rate of 21 percent for the three months ended December 31, 2024 and 2023, primarily due to the geographical mix of pre-tax income.
An income tax liability of $97 million related to the U.S. transition tax under the Tax Cuts and Jobs Act of 2017 (the Tax Act) that is payable greater than 12 months after both December 31, 2024, and September 30, 2024, is recorded in Other liabilities in the Consolidated Balance Sheet.
Unrecognized Tax Benefits
The amount of gross unrecognized tax benefits was $26 million at December 31, 2024, and $25 million at September 30, 2024, respectively, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $2 million at both December 31, 2024 and September 30, 2024. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $2 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $3 million.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
16. Business Segment Information
Sales and operating results of our reportable segments were (in millions):

	Three Months Ended December 31,
	2024	2023
Sales
Intelligent Devices	$806	$927
Software & Control	529	604
Lifecycle Services	546	521
Total	$1,881	$2,052
Segment operating earnings
Intelligent Devices	$120	$150
Software & Control	133	151
Lifecycle Services	68	55
Total	321	356
Purchase accounting depreciation and amortization	(35)	(36)
Corporate and other	(38)	(40)
Non-operating pension and postretirement benefit credit	—	5
Change in fair value of investments	—	3
Interest expense, net	(35)	(28)
Income before income taxes	$213	$260
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
Milwaukee, Wisconsin

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the "Company") as of December 31, 2024, the related consolidated statements of operations, comprehensive income, cash flows and shareowners’ equity for the three-month periods ended December 31, 2024, and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2024, and the related consolidated statements of operations, comprehensive income, cash flows and shareowners’ equity for the year then ended (not presented herein); and in our report dated November 12, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
February 10, 2025

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
•our profitability and market competitiveness may be adversely impacted by changes in trade policies, including tariffs or other factors;
•the severity and duration of disruptions to our business due to natural disasters (including those as a result of climate change), pandemics, acts of war, strikes, terrorism, social unrest, or other causes;
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
These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. See Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended September 30, 2024, and Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q for more information.

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

U.S. Economic Trends
In the first quarter of 2025, sales in the U.S. accounted for over half of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:
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
The table below depicts trends in these indicators since the quarter ended September 2023. These figures are as of February 10, 2025, and are subject to revision by the issuing organizations. The IP index has not significantly changed over the last six quarters. Manufacturing PMI results improved in the first quarter of 2025 but still remained below 50. December’s results indicated contraction for the ninth consecutive month and the twenty-fifth time in the last twenty-six months.

	Manufacturing IP Index	PMI
Fiscal 2025 quarter ended:
December 2024	99.3	49.3
Fiscal 2024 quarter ended:
September 2024	99.0	47.2
June 2024	99.4	48.5
March 2024	99.5	50.3
December 2023	99.2	47.1
Fiscal 2023 quarter ended:
September 2023	99.6	49.0
Inflation in the U.S. has also had an impact on our input costs and pricing. The Producer Price Index (PPI), published by the Bureau of Labor Statistics, measures the average change over time in the selling prices received by domestic producers for their output. PPI growth has remained in the low single digits during the first quarter, which is consistent with the prior four quarters. Producer prices continue to remain elevated, however, year over year increases remain decelerated from the surges in 2023 and 2022.
Non-U.S. Economic Trends
In the first quarter of 2025, sales to customers outside the U.S. accounted for less than half of our total sales. These customers include both indigenous companies and multinational companies with a global presence. In addition to the global factors previously mentioned in the Overview section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure, and expanding consumer markets. We use changes in key countries' gross domestic product (GDP), IP, and PMI as indicators of the growth opportunities in each region where we do business. Industrial output was mostly higher outside the U.S. in the first quarter of fiscal 2025 versus the fourth quarter of 2024. Manufacturing PMI readings outside the U.S in the largest countries where we do business had results reported below 50.
Outlook
We expect gradual sequential improvement in our sales and margins through 2025 as we continue to deliver on our cost reduction and margin expansion initiatives introduced in 2024. We expect approximately $250 million of year-over-year benefits from cost reduction and margin expansion actions in 2025 including continuing benefits from restructuring actions we initiated last year and benefits from reduced costs of direct and indirect purchases, increased manufacturing efficiency, and price actions.

We continue to evaluate the potential impact of announced changes and further potential changes in trade policies and tariffs with the objective of maintaining profitability under a variety of scenarios. In 2024 our direct imports into the United States from third parties and our own manufacturing facilities in Mexico, Canada, and China were approximately $350 million, $100 million, and $100 million, respectively. We have increased, and will further increase, prices in response to enacted tariffs to maintain profitability. Alternative sources of materials and manufacturing locations will be used to also mitigate the impact. We are not expecting tariffs to have a material impact on profitability for the full year.

Summary of Results of Operations
The following table reflects our sales and operating results (in millions, except per share amounts and percentages):

	Three Months Ended December 31,
	2024	2023
Sales
Intelligent Devices (a)	$806	$927
Software & Control (b)	529	604
Lifecycle Services (c)	546	521
Total sales (d)	$1,881	$2,052
Segment operating earnings (1)
Intelligent Devices (e)	$120	$150
Software & Control (f)	133	151
Lifecycle Services (g)	68	55
Total segment operating earnings (2) (h)	321	356
Purchase accounting depreciation and amortization	(35)	(36)
Corporate and other	(38)	(40)
Non-operating pension and postretirement benefit credit	—	5
Change in fair value of investments	—	3
Interest expense, net	(35)	(28)
Income before income taxes (i)	213	260
Income tax provision	(35)	(47)
Net income	178	213
Net loss attributable to noncontrolling interests	(6)	(2)
Net income attributable to Rockwell Automation	$184	$215

Diluted EPS	$1.61	$1.86

Adjusted EPS (3)	$1.83	$2.04

Diluted weighted average outstanding shares	113.5	115.2

Pre-tax margin (i/d)	11.3%	12.7%

Intelligent Devices segment operating margin (e/a)	14.9%	16.2%
Software & Control segment operating margin (f/b)	25.1%	25.0%
Lifecycle Services segment operating margin (g/c)	12.5%	10.6%
Total segment operating margin (2) (h/d)	17.1%	17.3%
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

Three Months Ended December 31, 2024, Compared to Three Months Ended December 31, 2023
Sales
Sales decreased 8.4 percent year over year in the three months ended December 31, 2024. Organic sales decreased 7.6 percent year over year in the three months ended December 31, 2024. Currency translation decreased sales by 0.9 percent in the three months ended December 31, 2024. Acquisitions increased sales by 0.1 percent in the three months ended December 31, 2024. Pricing increased total company sales by approximately 1.0 percentage point year over year in the three months ended December 31, 2024, realized primarily in the Software & Control segment. Volume decreased total company sales by approximately 8.5 percentage points year over year in the three months ended December 31, 2024, driven by the Software & Control and Intelligent Devices segments, partially offset by the Lifecycle Services segment.
The table below presents our sales, attributed to the geographic regions based upon country of destination, and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales (1) vs.
	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Three Months Ended December 31, 2023
North America	$1,150	(8)%	(8)%
Europe, Middle East, and Africa	332	(14)%	(14)%
Asia Pacific	251	(9)%	(9)%
Latin America	148	5%	15%
Total Company Sales	$1,881	(8)%	(8)%
(1) Organic sales and organic sales growth exclude the effect of acquisitions, changes in currency exchange rates, and divestitures. See Supplemental Sales Information for information on these non-GAAP measures.
Corporate and Other
Corporate and other expenses were $38 million in the three months ended December 31, 2024, compared to $40 million in the three months ended December 31, 2023.
Income before Income Taxes
Income before income taxes was $213 million in the three months ended December 31, 2024, compared to $260 million in the three months ended December 31, 2023. The decrease in the three months ended December 31, 2024, was primarily due to lower segment operating earnings.
Total segment operating earnings decreased 9.8 percent year over year in the three months ended December 31, 2024, primarily due to lower sales volume partially offset by the benefits from cost reduction and margin expansion actions.
Income Taxes
The effective tax rate for the three months ended December 31, 2024, was 16.4 percent, compared to 18.1 percent for the three months ended December 31, 2023. Our adjusted effective tax rate for the three months ended December 31, 2024, was 17.5 percent, compared to 17.9 percent for the three months ended December 31, 2023. The decrease in both the effective tax rate and the adjusted effective tax rate was primarily due to favorable geographic mix of pre-tax income and higher discrete benefits recognized in the current year.
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

Diluted EPS and Adjusted EPS
2025 first quarter Net income attributable to Rockwell Automation was $184 million or $1.61 per share, compared to $215 million or $1.86 per share in the first quarter of 2024. The decreases in Net income attributable to Rockwell Automation and diluted EPS were primarily due to lower sales volume. 2025 first quarter adjusted EPS was $1.83, down 10 percent compared to $2.04 in the first quarter of 2024, primarily due to lower sales volume.
Intelligent Devices
Sales
Intelligent Devices sales decreased 13 percent year over year in the three months ended December 31, 2024. Organic sales decreased 12 percent year over year, and the effects of currency translation decreased sales by less than 1 percentage point year over year in the three months ended December 31, 2024. For the three months ended December 31, 2024, reported and organic sales decreased in all regions except Latin America.
Segment Operating Margin
Intelligent Devices segment operating earnings decreased 20 percent year over year in the three months ended December 31, 2024. Segment operating margin decreased to 14.9 percent in the three months ended December 31, 2024, from 16.2 percent in the same period a year ago, primarily due to lower sales volume, partially offset by the benefits from cost reduction and margin expansion actions.
Software & Control
Sales
Software & Control sales decreased 12 percent year over year in the three months ended December 31, 2024. Organic sales decreased 12 percent year over year, and the effects of currency translation decreased sales by less than 1 percentage point year over year in the three months ended December 31, 2024. For the three months ended December 31, 2024, reported sales decreased in all regions. Organic sales decreased in all regions except Latin America in the three months ended December 31, 2024.
Segment Operating Margin
Software & Control segment operating earnings decreased 12 percent year over year in the three months ended December 31, 2024. Segment operating margin increased to 25.1 percent in the three months ended December 31, 2024, from 25.0 percent in the same period a year ago, primarily due to the benefits from cost reduction and margin expansion actions and the positive impact of price realization exceeding input costs, mostly offset by lower sales volume.
Lifecycle Services
Sales
Lifecycle Services sales increased 5 percent year over year in the three months ended December 31, 2024. Organic sales increased 5 percent, and the effects of currency translation decreased sales by less than 1 percentage point year over year in the three months ended December 31, 2024. For the three months ended December 31, 2024, reported and organic sales increased in all regions.
Segment Operating Margin
Lifecycle Services segment operating earnings increased 24 percent year over year in the three months ended December 31, 2024. Segment operating margin increased to 12.5 percent in the three months ended December 31, 2024, from 10.6 percent in the same period a year ago, primarily due to the benefits from cost reduction and margin expansion actions and higher sales volume.

Supplemental Segment Information
Purchase accounting depreciation and amortization and non-operating pension and postretirement benefit credit are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended December 31,
	2024	2023
Purchase accounting depreciation and amortization
Intelligent Devices	$9	$9
Software & Control	17	17
Lifecycle Services	9	9
Non-operating pension and postretirement benefit credit
Intelligent Devices	$—	$(2)
Software & Control	—	(2)
Lifecycle Services	(1)	(2)

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
The following are reconciliations of Net income attributable to Rockwell Automation, diluted EPS, and effective tax rate to Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate, respectively (in millions, except per share amounts and percentages):

	Three Months Ended December 31,
	2024	2023
Net income attributable to Rockwell Automation	$184	$215
Non-operating pension and postretirement benefit credit	—	(5)
Tax effect of non-operating pension and postretirement benefit credit	—	1
Purchase accounting depreciation and amortization attributable to Rockwell Automation	33	33
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(8)	(6)
Change in fair value of investments	—	(3)
Tax effect of change in fair value of investments	—	1
Adjusted income	$209	$236

Diluted EPS	$1.61	$1.86
Non-operating pension and postretirement benefit credit	—	(0.04)
Tax effect of non-operating pension and postretirement benefit credit	—	0.01
Purchase accounting depreciation and amortization attributable to Rockwell Automation	0.29	0.28
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(0.07)	(0.05)
Change in fair value of investments	—	(0.03)
Tax effect of change in fair value of investments	—	0.01
Adjusted EPS	$1.83	$2.04

Effective tax rate	16.4%	18.1%
Tax effect of non-operating pension and postretirement benefit credit	—%	(0.1)%
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	1.1%	(0.1)%
Tax effect of change in fair value of investments	—%	—%
Adjusted effective tax rate	17.5%	17.9%

Financial Condition
The following is a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Three Months Ended December 31,
	2024	2023
Cash provided by (used for)
Operating activities	$364	$33
Investing activities	(83)	(817)
Financing activities	(254)	134
Effect of exchange rate changes on cash	(27)	9
Decrease in cash and cash equivalents	$—	$(641)
The following table summarizes free cash flow, which is a non-GAAP financial measure (in millions):

	Three Months Ended December 31,
	2024	2023
Cash provided by operating activities	$364	$33
Capital expenditures	(71)	(68)
Free cash flow	$293	$(35)
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
Cash provided by operating activities was $364 million for the three months ended December 31, 2024, compared to $33 million for the three months ended December 31, 2023. Free cash flow was $293 million for the three months ended December 31, 2024, compared to a net outflow of $35 million for the three months ended December 31, 2023. The year over year increases in cash provided by operating activities and free cash flow were primarily due no payout of incentive compensation in the first quarter of fiscal 2025 related to fiscal 2024 performance.
Our Short-term debt as of December 31, 2024, included commercial paper borrowings of $629 million, with a weighted average interest rate of 4.67 percent, and a weighted average maturity period of 33 days. Our Short-term debt as of September 30, 2024, included commercial paper borrowings of $657 million, with a weighted average interest rate of 5.14 percent, and a weighted average maturity period of 24 days. In December 2022, Sensia entered into an unsecured $75 million line of credit. As of December 31, 2024, and September 30, 2024, included in Short-term debt was $70 million borrowed against the line of credit with an interest rate of 5.34 percent and 6.17 percent, respectively. Also included in Short-term debt as of December 31, 2024, and September 30, 2024, was $42 million of interest-bearing loans from Schlumberger (SLB) to Sensia, due April 2025. Discussions with our joint venture partner are ongoing regarding the capital structure and financing of Sensia.

We repurchased approximately 0.4 million shares of our common stock under our share repurchase program in the first three months of 2025. The total cost of these shares was $99 million, of which $1 million was recorded in Accounts payable at December 31, 2024, related to shares that did not settle until January 2025. Excise tax of $1 million was paid during the three months ended December 31, 2024, related to our 2023 share repurchases. At September 30, 2024, there were no significant outstanding common stock share repurchases recorded in Accounts payable. We repurchased approximately 0.4 million shares of our common stock under our share repurchase program in the first three months of 2024. The total cost of these shares was $120 million, of which $1 million was recorded in Accounts payable at December 31, 2023, related to shares that did not settle until January 2024. Our decision to repurchase shares in the remainder of 2025 will depend on business conditions, free cash flow generation, other cash requirements, and stock price. On May 2, 2022, and September 11, 2024, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. At December 31, 2024, we had approximately $1,247 million remaining for share repurchases under our existing board authorizations. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.
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
At December 31, 2024, the majority of our Cash and cash equivalents were held by non-U.S. subsidiaries. We use a global cash pooling arrangement to allocate capital resources among our entities. As a result of the broad changes to the U.S. international tax system under the Tax Act, the Company accounts for taxes on earnings of substantially all of its non-U.S. subsidiaries including both non-U.S. and U.S. taxes. The Company has concluded that earnings of a limited number of its non-U.S. subsidiaries are indefinitely reinvested.
In June 2022, we replaced our former $1.25 billion unsecured revolving credit facility with a new five-year $1.5 billion unsecured revolving credit facility, expiring in June 2027. This credit facility uses the secured overnight funding rate (SOFR) as the primary basis for determining interest payments. We can increase the aggregate amount of this credit facility by up to $750 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility during the periods ended December 31, 2024, or September 30, 2024. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
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
Separate short-term unsecured credit facilities of approximately $245 million at December 31, 2024, were available to non-U.S. subsidiaries, of which, approximately $33 million was committed under letters of credit. Borrowings under our non-U.S. credit facilities at December 31, 2024, and September 30, 2024, were not significant. We were in compliance with all covenants under our credit facilities at December 31, 2024, and September 30, 2024. There are no significant commitment fees or compensating balance requirements under our credit facilities.
The following is a summary of our credit ratings as of February 10, 2025:

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
We use foreign currency forward exchange contracts to manage certain foreign currency risks. We enter into these contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years. We also may use these contracts to hedge portions of our net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. There were no open net investment hedges for the three months ended December 31, 2024, or September 30, 2024. In addition, we use foreign currency forward exchange contracts that are not designated as hedges to offset transaction gains or losses associated with some of our assets and liabilities resulting from intercompany loans or other transactions with third parties that are denominated in currencies other than our entities' functional currencies. Our foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities.
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings. Pre-tax net losses related to cash flow hedges reclassified from Accumulated other comprehensive loss into the Consolidated Statement of Operations were not significant during the three months ended December 31, 2024. During the three months ended December 31, 2023, we reclassified $8 million in pre-tax net gains related to cash flow hedges from Accumulated other comprehensive loss into the Consolidated Statement of Operations. As of December 31, 2024, we expect that approximately $8 million of pre-tax net unrealized gains on cash flow hedges will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended September 30, 2024. We believe that at December 31, 2024, there has been no material change to this information.

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
The following is a reconciliation of reported sales to organic sales by geographic region (in millions):

	Three Months Ended December 31, 2024				Three Months Ended December 31, 2023
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
North America	$1,150	$2	$(3)	$1,151	$1,247
Europe, Middle East, and Africa	332	—	(1)	333	388
Asia Pacific	251	—	—	251	276
Latin America	148	—	(14)	162	141
Total Company Sales	$1,881	$2	$(18)	$1,897	$2,052

The following is a reconciliation of reported sales to organic sales by operating segment (in millions):

	Three Months Ended December 31, 2024				Three Months Ended December 31, 2023
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
Intelligent Devices	$806	$—	$(9)	$815	$927
Software & Control	529	—	(5)	534	604
Lifecycle Services	546	2	(4)	548	521
Total Company Sales	$1,881	$2	$(18)	$1,897	$2,052

Critical Accounting Estimates
We have prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended September 30, 2024. We believe that at December 31, 2024, there has been no material change to this information.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 17 in the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended September 30, 2024. We believe that at December 31, 2024, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Consolidated Financial Statements regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to foreign currency risk and interest rate risk is contained in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended September 30, 2024. We believe that at December 31, 2024, there has been no material change to this information.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended September 30, 2024. We believe that at December 31, 2024, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended September 30, 2024. We believe that at December 31, 2024, there has been no material change to this information, except as noted below.
Our profitability and market competitiveness may be adversely impacted by changes in trade policies, including tariffs or other factors.
Changes in trade policies, including the imposition of new tariffs or increases in existing tariffs between the United States, Mexico, Canada, China or other countries, or reactionary measures including retaliatory tariffs, legal challenges, or currency manipulation, could adversely affect our cost structure and profitability. If tariffs on imported materials, components, or finished goods increase, our manufacturing and supply chain costs may rise. Furthermore, changes to trade policies, retaliatory measures, or prolonged uncertainty in trade relationships could result in supply chain disruptions, delayed shipments, or increased operational complexity, adversely affecting our business and financial results. While we take steps to mitigate or avoid these increased costs and disruptions, our ability to do so may be limited by operational and supply chain constraints, especially in the short term. In addition, our ability to recover cost increases and maintain profitability levels through price adjustments may be limited by competitive pressures, customer acceptance, and contractual limitations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1-31, 2024	213,563	$269.23	213,563	$1,288,639,375
November 1-30, 2024	95,640	279.06	95,314	1,262,042,263
December 1-31, 2024	50,105	293.32	50,105	1,247,345,377
Total	359,308	$275.20	358,982
(1) All of the shares purchased during the quarter ended December 31, 2024, were acquired pursuant to the repurchase programs described in (3) below, except for 326 shares that were acquired in November 2024 in connection with stock swap exercises of employee stock options.
(2) Average price paid per share includes brokerage commissions.
(3) On May 2, 2022, and September 11, 2024, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. Our repurchase program allows us to repurchase shares at management’s discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

Item 5. Other Information

During the quarter ended December 31, 2024, the following officers of the Company adopted Rule 10b5-1 trading arrangements that are each intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act, with such details of the arrangements as further follows:

•Matheus De A G Viera Bulho, Senior Vice President, Software and Control, adopted a Rule 10b5-1 trading arrangement on November 25, 2024, that will terminate on the earlier of November 14, 2025, or the execution of all trades in the trading arrangement. Mr. Bulho’s trading arrangement covers the (i) sale of 350 long shares of the Company’s common stock, (ii) exercise of up to 3,274 stock options and the sale of the underlying shares of the Company's common stock, (iii) sale of the shares of the Company’s common stock remaining following the sale to cover taxes on the vesting of 882 restricted stock units on April 1, 2025 and 776 restricted stock units on June 6, 2025, and (iv) sale of the number of shares of the Company’s common stock required to be sold to cover taxes on upcoming restricted stock unit and performance share vests.
•Robert L. Buttermore, Senior Vice President and Chief Supply Chain Officer, adopted a Rule 10b5-1 trading arrangement on November 27, 2024, that will terminate on the earlier of February 28, 2026 or the execution of all trades in the trading arrangement. Mr. Buttermore’s trading arrangement covers the sale of (i) 1,704 long shares of the Company’s common stock and (ii) the number of shares of the Company’s common stock required to be sold to cover taxes on upcoming restricted stock unit and performance share vests.
•Matthew W. Fordenwalt, Senior Vice President, Lifecycle Services, adopted a Rule 10b5-1 trading arrangement on November 26, 2024, that will terminate on the earlier of December 31, 2025, or the execution of all trades in the trading arrangement. Mr. Fordenwalt’s trading arrangement covers the (i) sale of 500 long shares of the Company’s common stock, (ii) exercise of 950 stock options and the sale of the underlying shares of the Company's common stock, and (iii) sale of the number of shares of the Company’s common stock required to be sold to cover taxes on upcoming restricted stock unit and performance share vests.
•Rebecca W. House, Senior Vice President, Chief People and Legal Officer, and Secretary, adopted a Rule 10b5-1 trading arrangement on November 27, 2024, that will terminate on the earlier of December 31, 2025, or the execution of all trades in the trading arrangement. Ms. House’s trading arrangement covers the (i) exercise of 10,200 stock options and the sale of the underlying shares of the Company's common stock, and (ii) sale of the number of shares of the Company’s common stock required to be sold to cover taxes on upcoming restricted stock unit and performance share vests.
•John M. Miller, Senior Vice President and Chief Intellectual Property Counsel, adopted a Rule 10b5-1 trading arrangement on November 26, 2024, that will terminate on the earlier of December 31, 2025, or the execution of all trades in the trading arrangement. Mr. Miller’s trading arrangement covers the (i) sale of 252 long shares of the Company’s common stock, (ii) exercise of 1,800 stock options and the sale of the underlying shares of the Company's common stock, and (iii) sale of the number of shares of the Company’s common stock required to be sold to cover taxes on upcoming restricted stock unit and performance share vests.
•Tessa M. Myers, Senior Vice President, Intelligent Devices, adopted a Rule 10b5-1 trading arrangement on November 29, 2024, that will terminate on the earlier of December 31, 2025, or the execution of all trades in the trading arrangement. Ms. Myers’ trading arrangement covers the sale of (i) the number of long shares of the Company's common stock having a value of up to $350,000 and (ii) the number of shares of the Company’s common stock required to be sold to cover taxes on upcoming restricted stock unit and performance share vests.
•Christopher Nardecchia, Senior Vice President and Chief Information Officer, adopted a Rule 10b5-1 trading arrangement on November 27, 2024, that will terminate on the earlier of December 31, 2025, or the execution of all trades in the trading arrangement. Mr. Nardecchia’s trading arrangement covers the (i) exercise of up to 7,500 stock options and the sale of the underlying shares of the Company's common stock, and (ii) sale of the number of shares of the Company’s common stock required to be sold to cover taxes on upcoming restricted stock unit and performance share vests.
•Terry L. Riesterer, Vice President and Controller, adopted a Rule 10b5-1 trading arrangement on November 27, 2024, that will terminate on the earlier of December 31, 2025, or the execution of all trades in the trading arrangement. Mr. Riesterer’s trading arrangement covers (i) the sale of 600 long shares of the Company’s common stock, (ii) exercise of 4,000 stock options and the sale of the underlying shares of the Company's common stock, and (iii) the sale of the number of shares of the Company’s common stock required to be sold to cover taxes on upcoming restricted stock unit and performance share vests.

For the arrangements above referencing transactions to sell shares to cover taxes on vests, the aggregate number of shares to be sold pursuant to each trading arrangement described above is dependent on the taxes on the applicable restricted stock unit and performance share vests, and, therefore, is indeterminable at this time.

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, no director of the Company adopted or terminated a Rule 10b5-1 trading arrangement, and no officer of the Company terminated a Rule 10b5-1 trading arrangement.

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

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	February 10, 2025	By	/s/ CHRISTIAN E. ROTHE
Christian E. Rothe Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 10, 2025	By	/s/ TERRY L. RIESTERER
Terry L. Riesterer Vice President and Controller (Principal Accounting Officer)