Form 10-Q
period 2025-03-31
ROCKWELL AUTOMATION, INC
filed 2025-05-07
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
112,716,471 shares of registrant’s Common Stock were outstanding on March 31, 2025.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKWELL AUTOMATION, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	March 31, 2025	September 30, 2024
ASSETS
Current assets
Cash and cash equivalents	$450	$471
Receivables	1,820	1,802
Inventories	1,175	1,293
Other current assets	325	315
Total current assets	3,770	3,881
Property, net of accumulated depreciation of $1,913 and $1,861, respectively	766	777
Operating lease right-of-use assets	385	423
Goodwill	3,938	3,993
Other intangible assets, net	992	1,066
Deferred income taxes	552	517
Other assets	590	575
Total	$10,993	$11,232
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term debt	$1,110	$771
Current portion of long-term debt	4	307
Accounts payable	766	860
Compensation and benefits	285	259
Contract liabilities	649	584
Customer returns, rebates and incentives	334	347
Other current liabilities	436	476
Total current liabilities	3,584	3,604
Long-term debt	2,568	2,561
Retirement benefits	545	549
Operating lease liabilities	321	356
Other liabilities	370	487
Commitments and contingent liabilities (Note 13)
Shareowners’ equity
Common stock ($1.00 par value, shares issued: 141.4 and 181.4, respectively)	141	181
Additional paid-in capital	2,228	2,188
Retained earnings	5,285	9,635
Accumulated other comprehensive loss	(833)	(772)
Common stock in treasury, at cost (shares held: 28.7 and 68.3, respectively)	(3,382)	(7,734)
Shareowners’ equity attributable to Rockwell Automation, Inc.	3,439	3,498
Noncontrolling interests	166	177
Total shareowners’ equity	3,605	3,675
Total	$10,993	$11,232
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Sales
Products and solutions	$1,765	$1,891	$3,404	$3,724
Services	236	235	478	454
	2,001	2,126	3,882	4,178
Cost of sales
Products and solutions	(1,058)	(1,165)	(2,085)	(2,295)
Services	(133)	(128)	(265)	(255)
	(1,191)	(1,293)	(2,350)	(2,550)
Gross profit	810	833	1,532	1,628
Selling, general and administrative expenses	(469)	(501)	(945)	(1,015)
Change in fair value of investments	(3)	3	(3)	6
Other income (Note 11)	—	15	6	24
Interest expense	(39)	(40)	(78)	(73)
Income before income taxes	299	310	512	570
Income tax provision (Note 15)	(51)	(45)	(86)	(92)
Net income	248	265	426	478
Net loss attributable to noncontrolling interests	(4)	(1)	(10)	(3)
Net income attributable to Rockwell Automation, Inc.	$252	$266	$436	$481
Earnings per share:
Basic	$2.22	$2.32	$3.84	$4.19
Diluted	$2.22	$2.31	$3.83	$4.17
Weighted average outstanding shares:
Basic	112.9	114.3	113.0	114.4
Diluted	113.3	114.8	113.4	115.0
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net income	$248	$265	$426	$478
Other comprehensive income (loss)
Pension and other postretirement benefit plan adjustments (net of tax (expense) benefit of $(1), $0, $(3), and $0)	6	1	11	1
Currency translation adjustments	43	(44)	(87)	40
Net change in cash flow hedges (net of tax benefit (expense) of $5, $(4), $(6), and $5)	(11)	11	14	(13)
Other comprehensive income (loss)	38	(32)	(62)	28
Comprehensive income	286	233	364	506
Comprehensive loss attributable to noncontrolling interests	(5)	(1)	(11)	(3)
Comprehensive income attributable to Rockwell Automation, Inc.	$291	$234	$375	$509
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended March 31,
	2025	2024
Operating activities:
Net income	$426	$478
Adjustments to arrive at cash provided by operating activities
Depreciation	83	80
Amortization of intangible assets	76	78
Change in fair value of investments	3	(6)
Share-based compensation expense	44	51
Retirement benefit expense	21	9
Net loss on disposition of property	1	—
Pension contributions	(6)	(12)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments
Receivables	(51)	239
Inventories	95	58
Accounts payable	(62)	(220)
Contract liabilities	70	23
Compensation and benefits	31	(285)
Income taxes	(119)	(228)
Other assets and liabilities	(49)	(112)
Cash provided by operating activities	563	153
Investing activities:
Capital expenditures	(99)	(119)
Acquisition of businesses, net of cash acquired	—	(748)
Purchases of investments	(13)	(8)
Other investing activities	(10)	(1)
Cash used for investing activities	(122)	(876)
Financing activities:
Net issuance of short-term debt	339	706
Issuance of long-term debt, net of issuance costs	6	—
Repayment of long-term debt	(300)	—
Cash dividends	(297)	(287)
Purchases of treasury stock	(232)	(314)
Proceeds from the exercise of stock options	48	27
Other financing activities	(9)	(23)
Cash (used for) provided by financing activities	(445)	109
Effect of exchange rate changes on cash	(17)	5
Decrease in cash and cash equivalents	(21)	(609)
Cash and cash equivalents at beginning of period	471	1,080
Cash and cash equivalents at end of period	$450	$471
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(Unaudited)
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at December 31, 2024	$141	$2,200	$5,181	$(872)	$(3,265)	$3,385	$171	$3,556
Net income (loss)	—	—	252	—	—	252	(4)	248
Other comprehensive income (loss)	—	—	—	39	—	39	(1)	38
Common stock issued (including share-based compensation impact)	—	28	—	—	13	41	—	41
Share repurchases	—	—	—	—	(130)	(130)	—	(130)
Cash dividends declared (1)	—	—	(148)	—	—	(148)	—	(148)
Balance at March 31, 2025	$141	$2,228	$5,285	$(833)	$(3,382)	$3,439	$166	$3,605

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at December 31, 2023	$181	$2,111	$9,326	$(730)	$(7,281)	$3,607	$180	$3,787
Net income (loss)	—	—	266	—	—	266	(1)	265
Other comprehensive loss	—	—	—	(32)	—	(32)	—	(32)
Common stock issued (including share-based compensation impact)	—	31	—	—	11	42	—	42
Share repurchases	—	—	—	—	(197)	(197)	—	(197)
Cash dividends declared (1)	—	—	(143)	—	—	(143)	—	(143)
Balance at March 31, 2024	$181	$2,142	$9,449	$(762)	$(7,467)	$3,543	$179	$3,722
(1) Cash dividends were $1.31 per share and $1.25 per share in the three months ended March 31, 2025 and 2024, respectively.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(Unaudited)
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2024	$181	$2,188	$9,635	$(772)	$(7,734)	$3,498	$177	$3,675
Net income (loss)	—	—	436	—	—	436	(10)	426
Other comprehensive loss	—	—	—	(61)	—	(61)	(1)	(62)
Common stock issued (including share-based compensation impact)	—	40	—	—	52	92	—	92
Share repurchases	—	—	—	—	(229)	(229)	—	(229)
Share retirement	(40)	—	(4,489)	—	4,529	—	—	—
Cash dividends declared (1)	—	—	(297)	—	—	(297)	—	(297)
Balance at March 31, 2025	$141	$2,228	$5,285	$(833)	$(3,382)	$3,439	$166	$3,605

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2023	$181	$2,102	$9,255	$(790)	$(7,187)	$3,561	$182	$3,743
Net income (loss)	—	—	481	—	—	481	(3)	478
Other comprehensive income	—	—	—	28	—	28	—	28
Common stock issued (including share-based compensation impact)	—	40	—	—	38	78	—	78
Share repurchases	—	—	—	—	(318)	(318)	—	(318)
Cash dividends declared (1)	—	—	(287)	—	—	(287)	—	(287)
Balance at March 31, 2024	$181	$2,142	$9,449	$(762)	$(7,467)	$3,543	$179	$3,722
(1) Cash dividends were $2.62 per share and $2.50 per share in the six months ended March 31, 2025 and 2024, respectively.

See Notes to Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. (Rockwell Automation or the Company), the unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The results of operations for the three and six months ended March 31, 2025, are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter, unless otherwise stated.
Receivables
We record an allowance for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are recorded net of an allowance for doubtful accounts of $25 million at March 31, 2025, and $22 million at September 30, 2024. The changes to our allowance for doubtful accounts during the three and six months ended March 31, 2025 and 2024, were not material and primarily consisted of current-period provisions, write-offs charged against the allowance, recoveries collected, and foreign currency translation.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net income attributable to Rockwell Automation, Inc.	$252	$266	$436	$481
Less: Allocation to participating securities	(1)	(1)	(2)	(2)
Net income available to common shareowners	$251	$265	$434	$479
Basic weighted average outstanding shares	112.9	114.3	113.0	114.4
Effect of dilutive securities
Stock options	0.4	0.5	0.4	0.6
Diluted weighted average outstanding shares	113.3	114.8	113.4	115.0
Earnings per share:
Basic	$2.22	$2.32	$3.84	$4.19
Diluted	$2.22	$2.31	$3.83	$4.17
For the three and six months ended March 31, 2025, there were 0.6 million and 1.3 million shares, respectively, related to share-based compensation awards that were excluded from the diluted EPS calculation because they were antidilutive. For both the three and six months ended March 31, 2024, there were 0.5 million shares related to share-based compensation awards that were excluded from the diluted EPS calculation because they were antidilutive.
Non-Cash Investing and Financing Activities
Capital expenditures of $19 million and $7 million were accrued within Accounts payable and Other current liabilities at March 31, 2025 and 2024, respectively. At March 31, 2025 and 2024, respectively, there was $3 million and $2 million of outstanding common stock share repurchases recorded in Accounts payable that did not settle until the next quarter. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Consolidated Statement of Cash Flows.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Leases
Supplemental cash flow information related to leases consists of (in millions):

	Six Months Ended March 31,
	2025	2024
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$24	$91
Finance leases	—	5
In the six months ended March 31, 2025 and 2024, we realized changes in our right-of-use assets and lease liabilities, both as a result of new leases and existing leases for which we are reasonably certain to exercise future renewal options.
Supplier Financing Arrangements
The Company maintains agreements with third-party financial institutions that offer voluntary supply chain financing (SCF) programs to suppliers. The SCF programs enable suppliers, at their sole discretion, to sell their receivables to third-party financial institutions in order to receive payment on receivables earlier than the negotiated commercial terms between suppliers and the Company. Supplier sale of receivables to third-party financial institutions is on terms negotiated between the supplier and the respective third-party financial institution. The Company agrees on commercial terms for the goods and services procured from suppliers, including prices, quantities, and payment terms, regardless of whether the supplier elects to participate in the SCF programs. A supplier’s voluntary participation in the SCF programs has no bearing on the Company's payment terms and the Company has no economic interest in a supplier’s decision to participate in the SCF programs. The Company agrees to pay participating third-party financial institutions the stated amount of confirmed invoices from suppliers on the original maturity dates of the invoices. Amounts outstanding related to SCF programs are included in Accounts payable in the Consolidated Balance Sheet and in changes in Accounts payable on the Consolidated Statement of Cash Flows. Accounts payable included approximately $56 million and $77 million related to these agreements as of March 31, 2025, and September 30, 2024, respectively. The impact of these programs is not material to the Company's overall liquidity.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Unfulfilled Performance Obligations
As of March 31, 2025, we expect to recognize approximately $1,365 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $805 million from our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of March 31, 2025.
Disaggregation of Revenue
The following table presents our revenue disaggregation by geographic region for our three operating segments (in millions). We attribute sales to the geographic regions based on the country of destination.

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	Intelligent Devices	Software & Control	Lifecycle Services	Total	Intelligent Devices	Software & Control	Lifecycle Services	Total
North America	$599	$403	$286	$1,288	$637	$362	$295	$1,294
Europe, Middle East, and Africa	151	78	129	358	159	96	144	399
Asia Pacific	86	52	89	227	100	70	100	270
Latin America	60	35	33	128	78	41	44	163
Total Company Sales	$896	$568	$537	$2,001	$974	$569	$583	$2,126

	Six Months Ended March 31, 2025				Six Months Ended March 31, 2024
	Intelligent Devices	Software & Control	Lifecycle Services	Total	Intelligent Devices	Software & Control	Lifecycle Services	Total
North America	$1,119	$768	$551	$2,438	$1,241	$749	$551	$2,541
Europe, Middle East, and Africa	286	151	253	690	325	196	266	787
Asia Pacific	172	107	199	478	198	149	199	546
Latin America	125	71	80	276	137	79	88	304
Total Company Sales	$1,702	$1,097	$1,083	$3,882	$1,901	$1,173	$1,104	$4,178

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Contract Liabilities
Contract liabilities primarily relate to consideration received in advance of performance under the contract.
Below is a summary of our Contract liabilities balance, the portion not expected to be recognized within twelve months is included within Other liabilities in the Consolidated Balance Sheet (in millions):

	March 31, 2025	March 31, 2024
Balance as of beginning of year	$653	$654
Balance as of end of period	714	678
The most significant changes in our Contract liabilities balance during the six months ended March 31, 2025, were due to amounts billed during the period, partially offset by revenue recognized that was included in the Contract liabilities balance at the beginning of the period and revenue recognized on amounts billed during the period. The most significant changes in our Contract liabilities balance during the six months ended March 31, 2024, were due to amounts billed during the period, partially offset by revenue recognized on amounts billed during the period and revenue recognized that was included in the Contract liabilities balance at the beginning of the period.
In the six months ended March 31, 2025, we recognized revenue of approximately $506 million that was included in the Contract liabilities balance at September 30, 2024. In the six months ended March 31, 2024, we recognized revenue of approximately $405 million that was included in the Contract liabilities balance at September 30, 2023. We did not have a material amount of revenue recognized in the six months ended March 31, 2025 and 2024, from performance obligations satisfied or partially satisfied in previous periods.
3. Share-Based Compensation
We recognized $21 million and $44 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2025, respectively. We recognized $27 million and $51 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2024, respectively. Our annual grant of share-based compensation takes place during the first quarter of each year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Six Months Ended March 31,
	2025		2024
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	190	$93	217	$86
Performance shares	58	388	79	295
Restricted stock units	89	296	238	276
Unrestricted stock	6	297	6	278
4. Inventories
Inventories consist of (in millions):

	March 31, 2025	September 30, 2024
Finished goods	$416	$475
Work in process	313	344
Raw materials	446	474
Inventories	$1,175	$1,293

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
The purchase price included up to $50 million in contingent consideration that could have been earned by the sellers if Clearpath achieved revenue targets in two performance periods ending February 29, 2024, and February 28, 2025. We developed various risk-based scenarios and a probability outcome model and determined the fair value to be $43 million as of the acquisition date, which is considered a level 3 measurement under the U.S. GAAP fair value hierarchy. We updated the fair value measures quarterly during the performance periods to reflect actual results and remaining expected contingent consideration that could be earned.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents the fair value of the contingent consideration in the Consolidated Balance Sheet (in millions):

	Period ended February 29, 2024	Period ended February 28, 2025	Total
Contingent consideration as of December 31, 2023	$17	$26	$43
Adjustment for earnout achieved for first performance period	(7)	—	(7)
Adjustment to fair value	—	(21)	(21)
Payment of earnout achieved for first performance period	(10)	—	(10)
Contingent consideration as of September 30, 2024	$—	$5	$5
Adjustment for earnout forfeited for second performance period	—	(5)	(5)
Contingent consideration as of March 31, 2025	$—	$—	$—
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
Total sales from all of the above 2024 acquisitions in the three and six months ended March 31, 2024, were $30 million and $47 million, respectively. Total acquisition-related costs and earnings from all of the above 2024 acquisitions in the three and six months ended March 31, 2024, were not material.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
6. Goodwill and Other Intangible Assets
Changes in the carrying amount of Goodwill for the six months ended March 31, 2025, were (in millions):

	Intelligent Devices	Software & Control	Lifecycle Services	Total
Balance as of September 30, 2024	$900	$2,437	$656	$3,993
Translation	(25)	(20)	(10)	(55)
Balance as of March 31, 2025	$875	$2,417	$646	$3,938

Gross carrying value of goodwill	$875	$2,417	$804	$4,096
Accumulated impairment losses	—	—	(158)	(158)
Goodwill	$875	$2,417	$646	$3,938
We performed our annual evaluation of goodwill and indefinite life intangible assets for impairment as of the beginning of the second quarter of fiscal 2025 and concluded that these assets are not impaired. For our annual evaluation, we performed qualitative tests for our Intelligent Devices, Software & Control, and Lifecycle Services (excluding Sensia) reporting units and a quantitative test for our Sensia reporting unit. We also assessed the changes in events and circumstances subsequent to our annual test and concluded that no triggering events, which would require interim quantitative testing, occurred.
Other intangible assets consist of (in millions):

	March 31, 2025
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$105	$79	$26
Customer relationships	617	208	409
Technology	700	267	433
Trademarks	134	54	80
Other	6	6	—
Total amortized intangible assets	1,562	614	948
Allen-Bradley® trademark not subject to amortization	44	—	44
Other intangible assets	$1,606	$614	$992

	September 30, 2024
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$105	$76	$29
Customer relationships	619	187	432
Technology	729	257	472
Trademarks	132	44	88
Other	6	5	1
Total amortized intangible assets	1,591	569	1,022
Allen-Bradley® trademark not subject to amortization	44	—	44
Other intangible assets	$1,635	$569	$1,066
Estimated total amortization expense for all amortized intangible assets is $152 million in 2025, $150 million in 2026, $141 million in 2027, $129 million in 2028, and $89 million in 2029.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7. Short-Term and Long-Term Debt
Our Short-term debt as of March 31, 2025, included commercial paper borrowings of $996 million, with a weighted average interest rate of 4.57 percent, and a weighted average maturity period of 31 days. Our Short-term debt as of September 30, 2024, included commercial paper borrowings of $657 million, with a weighted average interest rate of 5.14 percent, and a weighted average maturity period of 24 days. In December 2022, Sensia entered into an unsecured $75 million line of credit. As of March 31, 2025, and September 30, 2024, included in Short-term debt was $70 million borrowed against the line of credit with an interest rate of 5.32 percent and 6.17 percent, respectively. Also included in Short-term debt as of March 31, 2025, and September 30, 2024, was $42 million of interest-bearing loans from Schlumberger (SLB) to Sensia. In April 2025, the loans were extended to October 15, 2026, and $14 million of new interest-bearing loans from SLB to Sensia were entered into and are due July 2025.
The following table presents the carrying amounts and estimated fair values of Long-term debt in the Consolidated Balance Sheet (in millions):

	March 31, 2025		September 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$4	$4	$307	$305
Long-term debt	2,568	2,262	2,561	2,334
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
8. Other Current Liabilities
Other current liabilities consist of (in millions):

	March 31, 2025	September 30, 2024
Unrealized losses on foreign exchange contracts	$17	$29
Product warranty obligations	24	24
Taxes other than income taxes	50	53
Accrued interest	19	18
Income taxes payable	147	139
Operating lease liabilities	90	90
Other	89	123
Other current liabilities	$436	$476
9. Investments
Our investments consist of (in millions):

	March 31, 2025	September 30, 2024
Fixed income securities	$6	$—
Equity securities (other)	100	106
Other	71	63
Total investments	177	169
Less: Short-term investments (1)	(6)	—
Long-term investments (2)	$171	$169
(1) Short-term investments are included in Other current assets in the Consolidated Balance Sheet.
(2) Long-term investments are included in Other assets in the Consolidated Balance Sheet.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Equity Securities
Equity securities (other) consist of various securities that do not have a readily determinable fair value, which we account for using the measurement alternative under U.S. GAAP. These securities are recorded at the investment cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer in the Consolidated Balance Sheet. Observable price changes are classified as level 2 in the fair value hierarchy, as described below. The carrying values at both March 31, 2025, and September 30, 2024, included cumulative upward adjustments from observed price changes of $23 million. The carrying values at March 31, 2025, and September 30, 2024, included cumulative downward adjustments from observed price changes and impairments of $11 million and $7 million, respectively.
We record gains and losses on investments within the Change in fair value of investments line in the Consolidated Statement of Operations. Total net unrealized losses on investments were $3 million in both the three and six months ended March 31, 2025. Total net unrealized gains on equity securities were $3 million and $5 million in the three and six months ended March 31, 2024, respectively.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
10. Retirement Benefits
The components of net periodic pension and postretirement benefit cost were (in millions):

	Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Service cost	$11	$9	$21	$19
Interest cost	34	37	68	73
Expected return on plan assets	(42)	(43)	(83)	(85)
Amortization of net actuarial loss	7	—	13	—
Net periodic pension benefit cost	$10	$3	$19	$7

	Other Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Service cost	$—	$—	$—	$—
Interest cost	—	—	—	1
Amortization of net actuarial loss	1	1	2	1
Net periodic postretirement benefit cost	$1	$1	$2	$2
The service cost component is included in Cost of sales and Selling, general and administrative expenses in the Consolidated Statement of Operations. All other components are included in Other income in the Consolidated Statement of Operations.
11. Other Income
The components of Other income were (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Interest income	$2	$4	$6	$9
Royalty income	3	3	6	6
Legacy product liability and environmental charges	(6)	(3)	(9)	(8)
Non-operating pension and postretirement benefit credit	—	5	—	10
Fair value adjustments for earnout payments (Note 5)	(5)	(7)	(5)	(7)
Other	6	13	8	14
Other income	$—	$15	$6	$24
12. Accumulated Other Comprehensive Loss
Common Stock
In the six months ended March 31, 2025, we retired 40 million shares of common stock that we held in our treasury. These shares are now designated as authorized and unissued.
Changes in Accumulated other comprehensive loss attributable to Rockwell Automation by component for the following periods were (in millions):

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Three Months Ended March 31, 2025	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of December 31, 2024	$(426)	$(426)	$(20)	$(872)
Other comprehensive income (loss) before reclassifications	—	44	(6)	38
Amounts reclassified from accumulated other comprehensive loss	6	—	(5)	1
Other comprehensive income (loss)	6	44	(11)	39
Balance as of March 31, 2025	$(420)	$(382)	$(31)	$(833)

Six Months Ended March 31, 2025	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2024	$(431)	$(296)	$(45)	$(772)
Other comprehensive (loss) income before reclassifications	—	(86)	19	(67)
Amounts reclassified from accumulated other comprehensive loss	11	—	(5)	6
Other comprehensive income (loss)	11	(86)	14	(61)
Balance as of March 31, 2025	$(420)	$(382)	$(31)	$(833)

Three Months Ended March 31, 2024	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of December 31, 2023	$(407)	$(281)	$(42)	$(730)
Other comprehensive (loss) income before reclassifications	—	(46)	14	(32)
Amounts reclassified from accumulated other comprehensive loss	1	2	(3)	—
Other comprehensive income (loss)	1	(44)	11	(32)
Balance as of March 31, 2024	$(406)	$(325)	$(31)	$(762)

Six Months Ended March 31, 2024	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2023	$(407)	$(365)	$(18)	$(790)
Other comprehensive income (loss) before reclassifications	—	38	(4)	34
Amounts reclassified from accumulated other comprehensive loss	1	2	(9)	(6)
Other comprehensive income (loss)	1	40	(13)	28
Balance as of March 31, 2024	$(406)	$(325)	$(31)	$(762)

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The reclassifications out of Accumulated other comprehensive loss in the Consolidated Statement of Operations were (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,		Affected Line in the Consolidated Statement of Operations
	2025	2024	2025	2024
Pension and other postretirement benefit plan adjustments (1)
Amortization of net actuarial loss	$8	$1	$15	$1	Other income
	8	1	15	1	Income before income taxes
	(2)	—	(4)	—	Income tax provision
	$6	$1	$11	$1	Net income attributable to Rockwell Automation, Inc.

Net unrealized losses (gains) on cash flow hedges
Forward exchange contracts	$1	$(1)	$2	$(2)	Sales
Forward exchange contracts	(9)	(5)	(11)	(13)	Cost of sales
Forward exchange contracts	—	—	—	—	Selling, general and administrative expenses
Treasury locks related to 2019 and 2021 debt issuances	1	1	2	2	Interest expense
	(7)	(5)	(7)	(13)	Income before income taxes
	2	2	2	4	Income tax provision
	$(5)	$(3)	$(5)	$(9)	Net income attributable to Rockwell Automation, Inc.

Accumulated currency translation adjustments	$—	$2	$—	$2	Other income
Total reclassifications	$1	$—	$6	$(6)	Net income attributable to Rockwell Automation, Inc.
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
We (including our subsidiaries) have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago, including products from divested businesses for which we have agreed to defend and indemnify claims. Currently there are lawsuits that name us as defendants, together with hundreds of other companies. But in all cases, for those claimants who do show that they worked with our products or products of divested businesses for which we are responsible, we nevertheless believe we have meritorious defenses, in substantial part due to the integrity of the products, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition caused by our products. We defend those cases vigorously. However, certain of our agreements relating to divested businesses do not provide us the ability to directly control management of those asbestos claims, and our ongoing reimbursement of outside counsel and other expenses relating to defense of such claims represent the vast majority of our annual asbestos net litigation spend. Historically, we have been dismissed from the vast majority of asbestos claims with no payment to claimants.
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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale and at times in other contracts with third parties. As of March 31, 2025, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition, or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition, or results of operations in a particular period.
14. Restructuring Charges
In 2024, we recorded restructuring charges of $97 million ($73 million, net of tax or $0.64 per diluted share) related to actions in conjunction with an enterprise-wide comprehensive program to optimize cost structure and expand margins. The charges included $92 million for severance benefits and $5 million for strategic advisory services related to the targeted severance actions. We expect the total cash expenditures associated with these restructuring actions to be $97 million of which we paid $12 million and $26 million during the three and six months ended March 31, 2025, respectively. Accruals remaining under these restructuring actions were $44 million and $70 million at March 31, 2025, and September 30, 2024, respectively.

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
The effective tax rate was 17.1 percent and 16.8 percent for the three and six months ended March 31, 2025, respectively, compared to 14.5 percent and 16.1 percent for the three and six months ended March 31, 2024, respectively. The effective tax rate was lower than the U.S. statutory rate of 21 percent for the three and six months ended March 31, 2025, primarily due to the geographical mix of pre-tax income. The effective tax rate was lower than the U.S. statutory rate of 21 percent for the three and six months ended March 31, 2024, primarily due to the geographical mix of pre-tax income and other discrete benefits.
Our final payment of $97 million related to the U.S. transition tax under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) will be paid in the second quarter of 2026 and is classified in Other current liabilities in the Consolidated Balance Sheet as of March 31, 2025. This amount was classified in Other liabilities in the Consolidated Balance Sheet as of September 30, 2024.
Unrecognized Tax Benefits
The amount of gross unrecognized tax benefits was $27 million at March 31, 2025, and $25 million at September 30, 2024, respectively, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $2 million at both March 31, 2025 and September 30, 2024. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
16. Business Segment Information
Sales and operating results of our reportable segments were (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Sales
Intelligent Devices	$896	$974	$1,702	$1,901
Software & Control	568	569	1,097	1,173
Lifecycle Services	537	583	1,083	1,104
Total	$2,001	$2,126	$3,882	$4,178
Segment operating earnings
Intelligent Devices	$159	$161	$279	$311
Software & Control	171	146	304	298
Lifecycle Services	78	97	146	151
Total	408	404	729	760
Purchase accounting depreciation and amortization	(36)	(37)	(71)	(73)
Corporate and other	(33)	(28)	(71)	(68)
Non-operating pension and postretirement benefit credit	—	5	—	10
Change in fair value of investments	(3)	3	(3)	6
Interest expense, net	(37)	(37)	(72)	(65)
Income before income taxes	$299	$310	$512	$570
Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before purchase accounting depreciation and amortization, corporate and other, non-operating pension and postretirement benefit credit, change in fair value of investments, and interest expense, net. Depending on the product, intersegment sales within a single legal entity are either at cost or cost plus a mark-up, which does not necessarily represent a market price. Sales between legal entities are at an appropriate transfer price. We allocate costs related to shared segment operating activities to the segments consistent with the methodology used by management to assess segment performance.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Rockwell Automation, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the "Company") as of March 31, 2025, the related consolidated statements of operations, comprehensive income and shareowners’ equity for the three-month and six-month periods ended March 31, 2025, and 2024, and of cash flows for the six-month periods ended March 31, 2025, and 2024 and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
May 7, 2025

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

U.S. Economic Trends
In the second quarter of 2025, sales in the U.S. accounted for over half of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:
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
The table below depicts trends in these indicators since the quarter ended September 2023. These figures are as of May 7, 2025, and are subject to revision by the issuing organizations. The IP index improved in the second quarter of fiscal 2025 to the highest level in the last ten quarters. Manufacturing PMI results improved early in the second quarter of fiscal 2025 with two readings above 50; however, results at the end of the quarter fell back below 50.

	Manufacturing IP Index	PMI
Fiscal 2025 quarter ended:
March 2025	100.5	49.0
December 2024	99.0	49.3
Fiscal 2024 quarter ended:
September 2024	99.0	47.2
June 2024	99.4	48.5
March 2024	99.5	50.3
December 2023	99.2	47.1
Fiscal 2023 quarter ended:
September 2023	99.6	49.0
Inflation in the U.S. has also had an impact on our input costs and pricing. The Producer Price Index (PPI), published by the Bureau of Labor Statistics, measures the average change over time in the selling prices received by domestic producers for their output. PPI growth has remained in the low single digits during the second quarter, which is consistent with the prior five quarters. Producer prices continue to remain elevated, however, year over year increases remain decelerated from the surges in 2023 and 2022.
Non-U.S. Economic Trends
In the second quarter of 2025, sales to customers outside the U.S. accounted for less than half of our total sales. These customers include both indigenous companies and multinational companies with a global presence. In addition to the global factors previously mentioned in the Overview section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure, and expanding consumer markets. We use changes in key countries' gross domestic product (GDP), IP, and PMI as indicators of the growth opportunities in each region where we do business. Industrial output outside the U.S. was mostly positive in the second quarter of fiscal 2025. Manufacturing PMI readings outside the U.S were mixed with readings in Asia Pacific generally better than readings in Europe, Canada, and Mexico.
Outlook
We expect sequential improvement in our sales and margins through 2025 as we continue to deliver on our cost reduction and margin expansion initiatives introduced in 2024. We expect over $250 million of year-over-year benefits from cost reduction and margin expansion actions in 2025 including continuing benefits from restructuring actions we initiated last year and benefits from reduced costs of direct and indirect purchases, increased manufacturing efficiency, and price actions.

Based on currently enacted tariffs, we estimate our cost exposure to be about $125 million for the second half of 2025. We continue to manage the impact of tariffs through actions including pricing and the use of alternative sources of materials and redundant manufacturing locations. Resiliency actions we took in recent years enable us to build certain high value product lines in more than one geographic location. In consideration of these mitigating actions, tariff costs are expected to be neutral to EPS in the current year.

Summary of Results of Operations
The following table reflects our sales and operating results (in millions, except per share amounts and percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Sales
Intelligent Devices (a)	$896	$974	$1,702	$1,901
Software & Control (b)	568	569	1,097	1,173
Lifecycle Services (c)	537	583	1,083	1,104
Total sales (d)	$2,001	$2,126	$3,882	$4,178
Segment operating earnings (1)
Intelligent Devices (e)	$159	$161	$279	$311
Software & Control (f)	171	146	304	298
Lifecycle Services (g)	78	97	146	151
Total segment operating earnings (2) (h)	408	404	729	760
Purchase accounting depreciation and amortization	(36)	(37)	(71)	(73)
Corporate and other	(33)	(28)	(71)	(68)
Non-operating pension and postretirement benefit credit	—	5	—	10
Change in fair value of investments	(3)	3	(3)	6
Interest expense, net	(37)	(37)	(72)	(65)
Income before income taxes (i)	299	310	512	570
Income tax provision	(51)	(45)	(86)	(92)
Net income	248	265	426	478
Net loss attributable to noncontrolling interests	(4)	(1)	(10)	(3)
Net income attributable to Rockwell Automation	$252	$266	$436	$481

Diluted EPS	$2.22	$2.31	$3.83	$4.17

Adjusted EPS (3)	$2.45	$2.50	$4.29	$4.54

Diluted weighted average outstanding shares	113.3	114.8	113.4	115.0

Pre-tax margin (i/d)	14.9%	14.6%	13.2%	13.6%

Intelligent Devices segment operating margin (e/a)	17.7%	16.5%	16.4%	16.4%
Software & Control segment operating margin (f/b)	30.1%	25.7%	27.7%	25.4%
Lifecycle Services segment operating margin (g/c)	14.5%	16.6%	13.5%	13.7%
Total segment operating margin (2) (h/d)	20.4%	19.0%	18.8%	18.2%
(1) See Note 16 in the Consolidated Financial Statements for the definition of segment operating earnings.
(2) Total segment operating earnings and total segment operating margin are non-GAAP financial measures. We exclude purchase accounting depreciation and amortization, corporate and other, non-operating pension and postretirement benefit credit, change in fair value of investments, and interest expense, net, because we do not consider these items to be directly related to the operating performance of our segments. We believe total segment operating earnings and total segment operating margin are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our operating segments. Our measures of total segment operating earnings and total segment operating margin may be different from measures used by other companies.
(3) Adjusted EPS is a non-GAAP earnings measure. See Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation for more information on this non-GAAP measure.

Three and Six Months Ended March 31, 2025, Compared to Three and Six Months Ended March 31, 2024
Sales
Sales decreased 6 percent and 7 percent year over year in the three and six months ended March 31, 2025, respectively. Organic sales decreased 4 percent and 6 percent year over year in the three and six months ended March 31, 2025, respectively. Currency translation decreased sales by 2 percent and 1 percent in the three and six months ended March 31, 2025, respectively. Pricing increased total company sales by approximately 3 percentage points and 2 percentage points year over year in the three and six months ended March 31, 2025, respectively, realized primarily in the Intelligent Devices and Software & Control segments. Volume decreased total company sales by approximately 8 percentage points year over year in the three months ended March 31, 2025, driven by the Software & Control and Intelligent Devices segments, partially offset by the Lifecycle Services segment. Volume decreased total company sales by approximately 8 percentage points year over year in the six months ended March 31, 2025, driven by the Intelligent Devices segment.
The tables below presents our sales, attributed to the geographic regions based upon country of destination, and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales (1) vs.
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Three Months Ended March 31, 2024
North America	$1,288	—%	—%
Europe, Middle East, and Africa	358	(10)%	(8)%
Asia Pacific	227	(16)%	(13)%
Latin America	128	(22)%	(12)%
Total Company Sales	$2,001	(6)%	(4)%

		Change vs.	Change in Organic Sales (1) vs.
	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024	Six Months Ended March 31, 2024
North America	$2,438	(4)%	(4)%
Europe, Middle East, and Africa	690	(12)%	(11)%
Asia Pacific	478	(12)%	(11)%
Latin America	276	(10)%	—%
Total Company Sales	$3,882	(7)%	(6)%
(1) Organic sales and organic sales growth exclude the effect of acquisitions, changes in currency exchange rates, and divestitures. See Supplemental Sales Information for information on these non-GAAP measures.
Corporate and Other
Corporate and other expenses were $33 million and $71 million in the three and six months ended March 31, 2025, respectively, compared to $28 million and $68 million in the three and six months ended March 31, 2024, respectively.
Income before Income Taxes
Income before income taxes was $299 million and $512 million in the three and six months ended March 31, 2025, respectively, compared to $310 million and $570 million in the three and six months ended March 31, 2024, respectively. The decrease in the six months ended March 31, 2025, was primarily due to lower segment operating earnings.
Total segment operating earnings increased 1 percent year over year in the three months ended March 31, 2025, primarily due to the benefits from cost reduction and margin expansion actions and the positive impact of price realization exceeding input costs, partially offset by higher compensation and lower sales volume. Total segment operating earnings decreased 4 percent year over year in the six months ended March 31, 2025, primarily due to lower sales volume and higher compensation, partially offset by the benefits from cost reduction and margin expansion actions and the positive impact of price realization exceeding input costs.

Income Taxes
The effective tax rate for the three months ended March 31, 2025, was 17.1 percent, compared to 14.5 percent for the three months ended March 31, 2024. Our adjusted effective tax rate for the three months ended March 31, 2025, was 17.7 percent, compared to 14.8 percent for the three months ended March 31, 2024. The increase in both the effective tax rate and the adjusted effective tax rate was primarily due to lower discrete benefits in the current year.
The effective tax rate for the six months ended March 31, 2025, was 16.8 percent, compared to 16.1 percent for the six months ended March 31, 2024. Our adjusted effective tax rate for the six months ended March 31, 2025, was 17.6 percent, compared to 16.2 percent for the six months ended March 31, 2024. The increase in both the effective tax rate and the adjusted effective tax rate was primarily due to lower discrete benefits in the current year.
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
Diluted EPS and Adjusted EPS
2025 second quarter Net income attributable to Rockwell Automation was $252 million or $2.22 per share, compared to $266 million or $2.31 per share in the second quarter of 2024. 2025 second quarter adjusted EPS was $2.45, down 2 percent compared to $2.50 in the second quarter of 2024.
Net income attributable to Rockwell Automation was $436 million or $3.83 per share in the six months ended March 31, 2025, compared to $481 million or $4.17 per share in the six months ended March 31, 2024. The decreases in Net income attributable to Rockwell Automation and diluted EPS were primarily due to lower sales volume. Adjusted EPS was $4.29 in the six months ended March 31, 2025, down 6 percent compared to $4.54 in the six months ended March 31, 2024, primarily due to lower sales volume.
Intelligent Devices
Sales
Intelligent Devices sales decreased 8 percent and 10 percent year over year in the three and six months ended March 31, 2025, respectively. Organic sales decreased 6 percent and 9 percent year over year in the three and six months ended March 31, 2025, respectively. The effects of currency translation decreased sales by 2 percentage points and 1 percentage point year over year in the three and six months ended March 31, 2025, respectively. For the three and six months ended March 31, 2025, reported and organic sales decreased in all regions.
Segment Operating Margin
Intelligent Devices segment operating earnings decreased 1 percent year over year in the three months ended March 31, 2025. Segment operating margin increased to 18 percent in the three months ended March 31, 2025, from 17 percent in the same period a year ago, primarily due to the benefits from cost reduction and margin expansion actions, the positive impact of price realization exceeding input costs, and favorable mix, partially offset by higher compensation and lower sales volume.
Intelligent Devices segment operating earnings decreased 10 percent year over year in the six months ended March 31, 2025. Segment operating margin was 16 percent in both the six months ended March 31, 2025 and 2024.

Software & Control
Sales
Software & Control sales decreased less than one percent and 6 percent year over year in the three and six months ended March 31, 2025, respectively. Organic sales increased 2 percent year over year in the three months ended March 31, 2025. Organic sales decreased 5 percent year over year in the six months ended March 31, 2025. The effects of currency translation decreased sales by 2 percentage points and 1 percentage point year over year in the three and six months ended March 31, 2025, respectively. For the three and six months ended March 31, 2025, reported and organic sales decreased in all regions except for North America.
Segment Operating Margin
Software & Control segment operating earnings increased 17 percent year over year in the three months ended March 31, 2025. Segment operating margin increased to 30 percent in the three months ended March 31, 2025, from 26 percent in the same period a year ago, primarily due to the benefits from cost reduction and margin expansion actions and the positive impact of price realization exceeding input costs, partially offset by higher compensation.
Software & Control segment operating earnings increased 2 percent year over year in the six months ended March 31, 2025. Segment operating margin increased to 28 percent in the six months ended March 31, 2025, from 25 percent in the same period a year ago, primarily due to the benefits from cost reduction and margin expansion actions and the positive impact of price realization exceeding input costs, partially offset by lower sales volume.
Lifecycle Services
Sales
Lifecycle Services sales decreased 8 percent and 2 percent year over year in the three and six months ended March 31, 2025, respectively. Organic sales decreased 6 percent and 1 percent year over year in the three and six months ended March 31, 2025, respectively. The effects of currency translation decreased sales by 2 percentage points and 1 percentage point year over year in the three and six months ended March 31, 2025, respectively. For the three months ended March 31, 2025, reported and organic sales decreased in all regions. For the six months ended March 31, 2025, reported sales increased in all regions except Europe, Middle East, and Africa and Latin America. For the six months ended March 31, 2025, organic sales increased in all regions except Latin America.
Segment Operating Margin
Lifecycle Services segment operating earnings decreased 20 percent year over year in the three months ended March 31, 2025. Segment operating margin decreased to 15 percent in the three months ended March 31, 2025, from 17 percent in the same period a year ago, primarily due to higher compensation and lower sales volume, partially offset by the benefits from cost reduction and margin expansion actions and strong project execution.
Lifecycle Services segment operating earnings decreased 3 percent year over year in the six months ended March 31, 2025. Segment operating margin was 14 percent in both the six months ended March 31, 2025 and 2024.

Supplemental Segment Information
Purchase accounting depreciation and amortization and non-operating pension and postretirement benefit credit are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Purchase accounting depreciation and amortization
Intelligent Devices	$10	$11	$19	$20
Software & Control	16	17	33	34
Lifecycle Services	10	10	19	19
Non-operating pension and postretirement benefit credit
Intelligent Devices	$—	$(2)	$—	$(4)
Software & Control	—	(2)	—	(4)
Lifecycle Services	—	(2)	(1)	(5)

Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation
Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude non-operating pension and postretirement benefit credit, purchase accounting depreciation and amortization attributable to Rockwell Automation, and change in fair value of investments, including their respective tax effects. Non-operating pension and postretirement benefit credit is defined as all components of our net periodic pension and postretirement benefit cost except for service cost. See Note 10 in the Consolidated Financial Statements for more information on our net periodic pension and postretirement benefit cost.
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
The following are reconciliations of Net income attributable to Rockwell Automation, diluted EPS, and effective tax rate to Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate, respectively (in millions, except per share amounts and percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net income attributable to Rockwell Automation	$252	$266	$436	$481
Non-operating pension and postretirement benefit credit	—	(5)	—	(10)
Tax effect of non-operating pension and postretirement benefit credit	—	1	—	2
Purchase accounting depreciation and amortization attributable to Rockwell Automation	32	34	65	67
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(7)	(5)	(15)	(11)
Change in fair value of investments	3	(3)	3	(6)
Tax effect of change in fair value of investments	(1)	—	(1)	1
Adjusted income	$279	$288	$488	$524

Diluted EPS	$2.22	$2.31	$3.83	$4.17
Non-operating pension and postretirement benefit credit	—	(0.04)	—	(0.09)
Tax effect of non-operating pension and postretirement benefit credit	—	0.01	—	0.02
Purchase accounting depreciation and amortization attributable to Rockwell Automation	0.27	0.29	0.57	0.58
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(0.06)	(0.05)	(0.13)	(0.10)
Change in fair value of investments	0.03	(0.02)	0.03	(0.05)
Tax effect of change in fair value of investments	(0.01)	—	(0.01)	0.01
Adjusted EPS	$2.45	$2.50	$4.29	$4.54

Effective tax rate	17.1%	14.5%	16.8%	16.1%
Tax effect of non-operating pension and postretirement benefit credit	—%	(0.1)%	—%	—%
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	0.5%	0.3%	0.7%	0.1%
Tax effect of change in fair value of investments	0.1%	0.1%	0.1%	—%
Adjusted effective tax rate	17.7%	14.8%	17.6%	16.2%

Financial Condition
The following is a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Six Months Ended March 31,
	2025	2024
Cash provided by (used for)
Operating activities	$563	$153
Investing activities	(122)	(876)
Financing activities	(445)	109
Effect of exchange rate changes on cash	(17)	5
Decrease in cash and cash equivalents	$(21)	$(609)
The following table summarizes free cash flow, which is a non-GAAP financial measure (in millions):

	Six Months Ended March 31,
	2025	2024
Cash provided by operating activities	$563	$153
Capital expenditures	(99)	(119)
Free cash flow	$464	$34
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
Cash provided by operating activities was $563 million for the six months ended March 31, 2025, compared to $153 million for the six months ended March 31, 2024. Free cash flow was $464 million for the six months ended March 31, 2025, compared to $34 million for the six months ended March 31, 2024. The year over year increases in cash provided by operating activities and free cash flow were primarily due to no payout of incentive compensation in the first quarter of fiscal 2025 related to fiscal 2024 performance.
Our Short-term debt as of March 31, 2025, included commercial paper borrowings of $996 million, with a weighted average interest rate of 4.57 percent, and a weighted average maturity period of 31 days. Our Short-term debt as of September 30, 2024, included commercial paper borrowings of $657 million, with a weighted average interest rate of 5.14 percent, and a weighted average maturity period of 24 days. In December 2022, Sensia entered into an unsecured $75 million line of credit. As of March 31, 2025, and September 30, 2024, included in Short-term debt was $70 million borrowed against the line of credit with an interest rate of 5.32 percent and 6.17 percent, respectively. Also included in Short-term debt as of March 31, 2025, and September 30, 2024, was $42 million of interest-bearing loans from SLB to Sensia. In April 2025, the loans were extended to October 15, 2026, and $14 million of new interest-bearing loans from SLB to Sensia were entered into and are due July 2025.
We repurchased approximately 0.8 million shares of our common stock under our share repurchase program in the first six months of 2025. The total cost of these shares was $228 million, of which $3 million was recorded in Accounts payable at March 31, 2025, related to shares that did not settle until April 2025. At September 30, 2024, there were no significant outstanding common stock share repurchases recorded in Accounts payable. We repurchased approximately 1.1 million shares of our common stock under our share repurchase program in the first six months of 2024. The total cost of these shares was $315 million, of which $2 million was recorded in Accounts payable at March 31, 2024, related to shares that did not settle until April 2024. Our decision to repurchase shares in the remainder of 2025 will depend on business conditions, free cash flow generation, other cash requirements, and stock price. On May 2, 2022, and September 11, 2024, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. At March 31, 2025, we had approximately $1,119 million remaining for share repurchases under our existing board authorizations. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

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
At March 31, 2025, the majority of our Cash and cash equivalents were held by non-U.S. subsidiaries. We use a global cash pooling arrangement to allocate capital resources among our entities. As a result of the broad changes to the U.S. international tax system under the Tax Act, the Company accounts for taxes on earnings of substantially all of its non-U.S. subsidiaries including both non-U.S. and U.S. taxes. The Company has concluded that earnings of a limited number of its non-U.S. subsidiaries are indefinitely reinvested.
In June 2022, we replaced our former $1.25 billion unsecured revolving credit facility with a new five-year $1.5 billion unsecured revolving credit facility, expiring in June 2027. This credit facility uses the secured overnight funding rate (SOFR) as the primary basis for determining interest payments. We can increase the aggregate amount of this credit facility by up to $750 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility during the periods ended March 31, 2025, or September 30, 2024. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
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
Separate short-term unsecured credit facilities of approximately $246 million at March 31, 2025, were available to non-U.S. subsidiaries, of which, approximately $33 million was committed under letters of credit. Borrowings under our non-U.S. credit facilities at March 31, 2025, and September 30, 2024, were not significant. We were in compliance with all covenants under our credit facilities at March 31, 2025, and September 30, 2024. There are no significant commitment fees or compensating balance requirements under our credit facilities.
The following is a summary of our credit ratings as of May 7, 2025:

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

We use foreign currency forward exchange contracts to manage certain foreign currency risks. We enter into these contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years. We also may use these contracts to hedge portions of our net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. There were no open net investment hedges for the six months ended March 31, 2025, or September 30, 2024. In addition, we use foreign currency forward exchange contracts that are not designated as hedges to offset transaction gains or losses associated with some of our assets and liabilities resulting from intercompany loans or other transactions with third parties that are denominated in currencies other than our entities' functional currencies. Our foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities.
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings. During both the three and six months ended March 31, 2025, we reclassified $7 million in pre-tax net losses related to cash flow hedges reclassified from Accumulated other comprehensive loss into the Consolidated Statement of Operations. During the three and six months ended March 31, 2024, we reclassified $5 million and $13 million, respectively, in pre-tax net gains related to cash flow hedges from Accumulated other comprehensive loss into the Consolidated Statement of Operations. As of March 31, 2025, we expect that approximately $6 million of pre-tax net unrealized gains on cash flow hedges will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended September 30, 2024. We believe that at March 31, 2025, there has been no material change to this information.

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
The following is a reconciliation of reported sales to organic sales by geographic region (in millions):

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
North America	$1,288	$—	$(7)	$1,295	$1,294
Europe, Middle East, and Africa	358	—	(9)	367	399
Asia Pacific	227	—	(7)	234	270
Latin America	128	—	(16)	144	163
Total Company Sales	$2,001	$—	$(39)	$2,040	$2,126

	Six Months Ended March 31, 2025				Six Months Ended March 31, 2024
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
North America	$2,438	$2	$(10)	$2,446	$2,541
Europe, Middle East, and Africa	690	—	(10)	700	787
Asia Pacific	478	—	(7)	485	546
Latin America	276	—	(30)	306	304
Total Company Sales	$3,882	$2	$(57)	$3,937	$4,178

The following is a reconciliation of reported sales to organic sales by operating segment (in millions):

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
Intelligent Devices	$896	$—	$(18)	$914	$974
Software & Control	568	—	(11)	579	569
Lifecycle Services	537	—	(10)	547	583
Total Company Sales	$2,001	$—	$(39)	$2,040	$2,126

	Six Months Ended March 31, 2025				Six Months Ended March 31, 2024
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
Intelligent Devices	$1,702	$—	$(28)	$1,730	$1,901
Software & Control	1,097	—	(16)	1,113	1,173
Lifecycle Services	1,083	2	(13)	1,094	1,104
Total Company Sales	$3,882	$2	$(57)	$3,937	$4,178

Critical Accounting Estimates
We have prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended September 30, 2024. We believe that at March 31, 2025, there has been no material change to this information.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 17 in the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended September 30, 2024. We believe that at March 31, 2025, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Consolidated Financial Statements regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to foreign currency risk and interest rate risk is contained in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended September 30, 2024. We believe that at March 31, 2025, there has been no material change to this information.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended September 30, 2024. We believe that at March 31, 2025, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended September 30, 2024. We believe that at May 7, 2025, there has been no material change to this information, except as updated in our Quarterly Report on Form 10-Q filed February 10, 2025, which update is noted below.
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
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1-31, 2025	147,029	$281.90	147,029	$1,205,897,454
February 1-28, 2025	119,424	284.80	119,111	1,171,979,031
March 1-31, 2025	201,395	264.97	201,395	1,118,615,185
Total	467,848	$275.35	467,535
(1) All of the shares purchased during the quarter ended March 31, 2025, were acquired pursuant to the repurchase programs described in (3) below, except for 313 shares that were acquired in February 2025 in connection with stock swap exercises of employee stock options.
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

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	May 7, 2025	By	/s/ CHRISTIAN E. ROTHE
Christian E. Rothe Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 7, 2025	By	/s/ TERRY L. RIESTERER
Terry L. Riesterer Vice President and Controller (Principal Accounting Officer)