Form 10-Q
period 2025-06-30
ROCKWELL AUTOMATION, INC
filed 2025-08-06
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
112,434,397 shares of registrant’s Common Stock were outstanding on June 30, 2025.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKWELL AUTOMATION, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	June 30, 2025	September 30, 2024
ASSETS
Current assets
Cash and cash equivalents	$495	$471
Receivables	1,867	1,802
Inventories	1,253	1,293
Other current assets	296	315
Total current assets	3,911	3,881
Property, net of accumulated depreciation of $1,959 and $1,861, respectively	761	777
Operating lease right-of-use assets	387	423
Goodwill	4,002	3,993
Other intangible assets, net	966	1,066
Deferred income taxes	550	517
Other assets	616	575
Total	$11,193	$11,232
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term debt	$846	$771
Current portion of long-term debt	2	307
Accounts payable	840	860
Compensation and benefits	349	259
Contract liabilities	648	584
Customer returns, rebates and incentives	361	347
Other current liabilities	644	476
Total current liabilities	3,690	3,604
Long-term debt	2,617	2,561
Retirement benefits	558	549
Operating lease liabilities	318	356
Other liabilities	382	487
Commitments and contingent liabilities (Note 13)
Shareowners’ equity
Common stock ($1.00 par value, shares issued: 141.4 and 181.4, respectively)	141	181
Additional paid-in capital	2,258	2,188
Retained earnings	5,284	9,635
Accumulated other comprehensive loss	(737)	(772)
Common stock in treasury, at cost (shares held: 29.0 and 68.3, respectively)	(3,483)	(7,734)
Shareowners’ equity attributable to Rockwell Automation, Inc.	3,463	3,498
Noncontrolling interests	165	177
Total shareowners’ equity	3,628	3,675
Total	$11,193	$11,232
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Sales
Products and solutions	$1,897	$1,810	$5,301	$5,534
Services	247	241	725	695
	2,144	2,051	6,026	6,229
Cost of sales
Products and solutions	(1,128)	(1,121)	(3,213)	(3,416)
Services	(140)	(135)	(405)	(390)
	(1,268)	(1,256)	(3,618)	(3,806)
Gross profit	876	795	2,408	2,423
Selling, general and administrative expenses	(498)	(501)	(1,443)	(1,516)
Change in fair value of investments	—	(5)	(3)	1
Other income (Note 11)	5	7	11	31
Interest expense	(41)	(41)	(119)	(114)
Income before income taxes	342	255	854	825
Income tax provision (Note 15)	(49)	(24)	(135)	(116)
Net income	293	231	719	709
Net loss attributable to noncontrolling interests	(2)	(1)	(12)	(4)
Net income attributable to Rockwell Automation, Inc.	$295	$232	$731	$713
Earnings per share:
Basic	$2.61	$2.03	$6.45	$6.22
Diluted	$2.60	$2.02	$6.43	$6.19
Weighted average outstanding shares:
Basic	112.5	113.7	112.8	114.2
Diluted	113.0	114.2	113.2	114.7
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net income	$293	$231	$719	$709
Other comprehensive income (loss)
Pension and other postretirement benefit plan adjustments (net of tax expense of $(2), $0, $(5), and $0)	6	—	17	1
Currency translation adjustments	106	(31)	19	9
Net change in cash flow hedges (net of tax benefit of $6, $0, $0, and $5)	(15)	—	(1)	(13)
Other comprehensive income (loss)	97	(31)	35	(3)
Comprehensive income	390	200	754	706
Comprehensive loss attributable to noncontrolling interests	(1)	(1)	(12)	(4)
Comprehensive income attributable to Rockwell Automation, Inc.	$391	$201	$766	$710
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended June 30,
	2025	2024
Operating activities:
Net income	$719	$709
Adjustments to arrive at cash provided by operating activities
Depreciation	126	121
Amortization of intangible assets	114	115
Change in fair value of investments	3	(1)
Share-based compensation expense	65	75
Retirement benefit expense	31	14
Net loss on disposition and impairment of property	9	1
Pension contributions	(8)	(19)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments
Receivables	(58)	310
Inventories	44	68
Accounts payable	1	(292)
Contract liabilities	65	16
Compensation and benefits	87	(297)
Income taxes	(130)	(294)
Other assets and liabilities	22	(94)
Cash provided by operating activities	1,090	432
Investing activities:
Capital expenditures	(137)	(160)
Acquisition of businesses, net of cash acquired	—	(749)
Purchases of investments	(13)	(10)
Other investing activities	(15)	(1)
Cash used for investing activities	(165)	(920)
Financing activities:
Net (repayment) issuance of short-term debt	(398)	703
Issuance of short-term debt, net of issuance costs	513	19
Issuance of long-term debt, net of issuance costs	12	—
Repayment of long-term debt	(300)	—
Cash dividends	(444)	(429)
Purchases of treasury stock	(356)	(477)
Proceeds from the exercise of stock options	78	32
Other financing activities	(9)	(35)
Cash used for financing activities	(904)	(187)
Effect of exchange rate changes on cash	3	2
Increase (decrease) in cash and cash equivalents	24	(673)
Cash and cash equivalents at beginning of period	471	1,080
Cash and cash equivalents at end of period	$495	$407
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(Unaudited)
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at March 31, 2025	$141	$2,228	$5,285	$(833)	$(3,382)	$3,439	$166	$3,605
Net income (loss)	—	—	295	—	—	295	(2)	293
Other comprehensive income	—	—	—	96	—	96	1	97
Common stock issued (including share-based compensation impact)	—	30	—	—	23	53	—	53
Share repurchases	—	—	—	—	(124)	(124)	—	(124)
Cash dividends declared (1)	—	—	(296)	—	—	(296)	—	(296)
Balance at June 30, 2025	$141	$2,258	$5,284	$(737)	$(3,483)	$3,463	$165	$3,628

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at March 31, 2024	$181	$2,142	$9,449	$(762)	$(7,467)	$3,543	$179	$3,722
Net income (loss)	—	—	232	—	—	232	(1)	231
Other comprehensive loss	—	—	—	(31)	—	(31)	—	(31)
Common stock issued (including share-based compensation impact)	—	23	—	—	7	30	—	30
Share repurchases	—	—	—	—	(163)	(163)	—	(163)
Cash dividends declared (1)	—	—	(285)	—	—	(285)	—	(285)
Balance at June 30, 2024	$181	$2,165	$9,396	$(793)	$(7,623)	$3,326	$178	$3,504
(1) Cash dividends were $1.31 per share and $1.25 per share in the three months ended June 30, 2025 and 2024, respectively.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(Unaudited)
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2024	$181	$2,188	$9,635	$(772)	$(7,734)	$3,498	$177	$3,675
Net income (loss)	—	—	731	—	—	731	(12)	719
Other comprehensive income	—	—	—	35	—	35	—	35
Common stock issued (including share-based compensation impact)	—	70	—	—	75	145	—	145
Share repurchases	—	—	—	—	(353)	(353)	—	(353)
Share retirement	(40)	—	(4,489)	—	4,529	—	—	—
Cash dividends declared (1)	—	—	(593)	—	—	(593)	—	(593)
Balance at June 30, 2025	$141	$2,258	$5,284	$(737)	$(3,483)	$3,463	$165	$3,628

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2023	$181	$2,102	$9,255	$(790)	$(7,187)	$3,561	$182	$3,743
Net income (loss)	—	—	713	—	—	713	(4)	709
Other comprehensive loss	—	—	—	(3)	—	(3)	—	(3)
Common stock issued (including share-based compensation impact)	—	63	—	—	45	108	—	108
Share repurchases	—	—	—	—	(481)	(481)	—	(481)
Cash dividends declared (1)	—	—	(572)	—	—	(572)	—	(572)
Balance at June 30, 2024	$181	$2,165	$9,396	$(793)	$(7,623)	$3,326	$178	$3,504
(1) Cash dividends were $3.93 per share and $3.75 per share in the nine months ended June 30, 2025 and 2024, respectively.

See Notes to Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. (Rockwell Automation or the Company), the unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The results of operations for the three and nine months ended June 30, 2025, are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter, unless otherwise stated.
Receivables
We record an allowance for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are recorded net of an allowance for doubtful accounts of $25 million at June 30, 2025, and $22 million at September 30, 2024. The changes to our allowance for doubtful accounts during the three and nine months ended June 30, 2025 and 2024, were not material and primarily consisted of current-period provisions, write-offs charged against the allowance, recoveries collected, and foreign currency translation.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to Rockwell Automation, Inc.	$295	$232	$731	$713
Less: Allocation to participating securities	(1)	(1)	(3)	(3)
Net income available to common shareowners	$294	$231	$728	$710
Basic weighted average outstanding shares	112.5	113.7	112.8	114.2
Effect of dilutive securities
Stock options	0.4	0.5	0.4	0.5
Performance shares	0.1	—	$—	$—
Diluted weighted average outstanding shares	113.0	114.2	113.2	114.7
Earnings per share:
Basic	$2.61	$2.03	$6.45	$6.22
Diluted	$2.60	$2.02	$6.43	$6.19
For the three and nine months ended June 30, 2025, there were 0.4 million and 1.7 million shares, respectively, related to share-based compensation awards that were excluded from the diluted EPS calculation because they were antidilutive. For both the three and nine months ended June 30, 2024, there were 0.5 million shares related to share-based compensation awards that were excluded from the diluted EPS calculation because they were antidilutive.
Non-Cash Investing and Financing Activities
Capital expenditures of $20 million and $30 million were accrued within Accounts payable and Other current liabilities at June 30, 2025 and 2024, respectively. At both June 30, 2025 and 2024, there was $1 million of outstanding common stock share repurchases recorded in Accounts payable that did not settle until the next quarter. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Consolidated Statement of Cash Flows.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Leases
Supplemental cash flow information related to leases consists of (in millions):

	Nine Months Ended June 30,
	2025	2024
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$39	$119
Finance leases	—	5
In the nine months ended June 30, 2025 and 2024, we realized changes in our right-of-use assets and lease liabilities, both as a result of new leases and existing leases for which we are reasonably certain to exercise future renewal options.
Supplier Financing Arrangements
The Company maintains agreements with third-party financial institutions that offer voluntary supply chain financing (SCF) programs to suppliers. The SCF programs enable suppliers, at their sole discretion, to sell their receivables to third-party financial institutions in order to receive payment on receivables earlier than the negotiated commercial terms between suppliers and the Company. Supplier sale of receivables to third-party financial institutions is on terms negotiated between the supplier and the respective third-party financial institution. The Company agrees on commercial terms for the goods and services procured from suppliers, including prices, quantities, and payment terms, regardless of whether the supplier elects to participate in the SCF programs. A supplier’s voluntary participation in the SCF programs has no bearing on the Company's payment terms and the Company has no economic interest in a supplier’s decision to participate in the SCF programs. The Company agrees to pay participating third-party financial institutions the stated amount of confirmed invoices from suppliers on the original maturity dates of the invoices. Amounts outstanding related to SCF programs are included in Accounts payable in the Consolidated Balance Sheet and in changes in Accounts payable on the Consolidated Statement of Cash Flows. Accounts payable included approximately $67 million and $77 million related to these agreements as of June 30, 2025, and September 30, 2024, respectively. The impact of these programs is not material to the Company's overall liquidity.
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
In November 2024, the FASB issued ASU 2024-03, which requires disclosure of certain expense amounts comprising Cost of sales and Selling, general and administrative expenses, as well as a qualitative description of the remaining expense amounts. In Janaury 2025, the FASB issued ASU 2025-01, which clarified the effective date of this standard. We will expand our disclosures in our 2028 Annual Report on Form 10-K when the standard becomes effective for us.
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
Unfulfilled Performance Obligations
As of June 30, 2025, we expect to recognize approximately $1,405 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $830 million from our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of June 30, 2025.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Disaggregation of Revenue
The following table presents our revenue disaggregation by geographic region for our three operating segments (in millions). We attribute sales to the geographic regions based on the country of destination.

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	Intelligent Devices	Software & Control	Lifecycle Services	Total	Intelligent Devices	Software & Control	Lifecycle Services	Total
North America	$636	$431	$287	$1,354	$636	$336	$296	$1,268
Europe, Middle East, and Africa	160	94	138	392	144	76	136	356
Asia Pacific	103	70	93	266	99	58	103	260
Latin America	69	34	29	132	78	43	46	167
Total Company Sales	$968	$629	$547	$2,144	$957	$513	$581	$2,051

	Nine Months Ended June 30, 2025				Nine Months Ended June 30, 2024
	Intelligent Devices	Software & Control	Lifecycle Services	Total	Intelligent Devices	Software & Control	Lifecycle Services	Total
North America	$1,755	$1,199	$838	$3,792	$1,877	$1,085	$847	$3,809
Europe, Middle East, and Africa	446	245	391	1,082	469	272	402	1,143
Asia Pacific	275	177	292	744	297	207	302	806
Latin America	194	105	109	408	215	122	134	471
Total Company Sales	$2,670	$1,726	$1,630	$6,026	$2,858	$1,686	$1,685	$6,229

Contract Liabilities
Contract liabilities primarily relate to consideration received in advance of performance under the contract.
Below is a summary of our Contract liabilities balance, the portion not expected to be recognized within twelve months is included within Other liabilities in the Consolidated Balance Sheet (in millions):

	June 30, 2025	June 30, 2024
Balance as of beginning of year	$653	$654
Balance as of end of period	720	669
The most significant changes in our Contract liabilities balance during the nine months ended June 30, 2025, and June 30, 2024, were due to amounts billed during the period, partially offset by revenue recognized on amounts billed during the period and revenue recognized that was included in the Contract liabilities balance at the beginning of the period.
In the nine months ended June 30, 2025, we recognized revenue of approximately $538 million that was included in the Contract liabilities balance at September 30, 2024. In the nine months ended June 30, 2024, we recognized revenue of approximately $487 million that was included in the Contract liabilities balance at September 30, 2023. We did not have a material amount of revenue recognized in the nine months ended June 30, 2025 and 2024, from performance obligations satisfied or partially satisfied in previous periods.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3. Share-Based Compensation
We recognized $21 million and $65 million of pre-tax share-based compensation expense during the three and nine months ended June 30, 2025, respectively. We recognized $24 million and $75 million of pre-tax share-based compensation expense during the three and nine months ended June 30, 2024, respectively. Our annual grant of share-based compensation takes place during the first quarter of each year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Nine Months Ended June 30,
	2025		2024
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	190	$93	217	$86
Performance shares	58	388	79	295
Restricted stock units	92	294	251	277
Unrestricted stock	6	297	6	278
4. Inventories
Inventories consist of (in millions):

	June 30, 2025	September 30, 2024
Finished goods	$484	$475
Work in process	335	344
Raw materials	434	474
Inventories	$1,253	$1,293
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

The following table presents the fair value of the contingent consideration in the Consolidated Balance Sheet (in millions):

	Period ended February 29, 2024	Period ended February 28, 2025	Total
Contingent consideration as of December 31, 2023	$17	$26	$43
Adjustment for earnout achieved for first performance period	(7)	—	(7)
Adjustment to fair value	—	(21)	(21)
Payment of earnout achieved for first performance period	(10)	—	(10)
Contingent consideration as of September 30, 2024	$—	$5	$5
Adjustment for earnout forfeited for second performance period	—	(5)	(5)
Contingent consideration as of June 30, 2025	$—	$—	$—
No consideration was earned or paid for the second performance period. The consideration for the amount earned for the first performance period was paid during the third quarter of 2024.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Total sales from all of the above 2024 acquisitions in the three and nine months ended June 30, 2024, were $13 million and $60 million, respectively. Total acquisition-related costs from all of the above 2024 acquisitions in the three and nine months ended June 30, 2024, were not material. Net losses from all the above 2024 acquisitions in the three and nine months ended June 30, 2024, were $9 million and $43 million, respectively.

6. Goodwill and Other Intangible Assets
Changes in the carrying amount of Goodwill for the nine months ended June 30, 2025, were (in millions):

	Intelligent Devices	Software & Control	Lifecycle Services	Total
Balance as of September 30, 2024	$900	$2,437	$656	$3,993
Translation	4	3	2	9
Balance as of June 30, 2025	$904	$2,440	$658	$4,002

Gross carrying value of goodwill	$904	$2,440	$816	$4,160
Accumulated impairment losses	—	—	(158)	(158)
Goodwill	$904	$2,440	$658	$4,002
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Other intangible assets consist of (in millions):

	June 30, 2025
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$109	$81	$28
Customer relationships	622	221	401
Technology	704	289	415
Trademarks	136	58	78
Other	6	6	—
Total amortized intangible assets	1,577	655	922
Allen-Bradley® trademark not subject to amortization	44	—	44
Other intangible assets	$1,621	$655	$966

	September 30, 2024
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$105	$76	$29
Customer relationships	619	187	432
Technology	729	257	472
Trademarks	132	44	88
Other	6	5	1
Total amortized intangible assets	1,591	569	1,022
Allen-Bradley® trademark not subject to amortization	44	—	44
Other intangible assets	$1,635	$569	$1,066
Estimated total amortization expense for all amortized intangible assets is $152 million in 2025, $150 million in 2026, $141 million in 2027, $129 million in 2028, and $89 million in 2029.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7. Short-Term and Long-Term Debt
Our Short-term debt as of June 30, 2025, included commercial paper borrowings of $260 million, with a weighted average interest rate of 4.51 percent, and a weighted average maturity period of 11 days. Our Short-term debt as of September 30, 2024, included commercial paper borrowings of $657 million, with a weighted average interest rate of 5.14 percent, and a weighted average maturity period of 24 days. In December 2022, Sensia entered into an unsecured $75 million line of credit. As of June 30, 2025, and September 30, 2024, included in Short-term debt was $70 million borrowed against the line of credit with an interest rate of 5.32 percent and 6.17 percent, respectively. Also included in Short-term debt as of June 30, 2025, and September 30, 2024, was $14 million and $42 million, respectively, of interest-bearing loans from Schlumberger (SLB) to Sensia. In April 2025, $14 million of new interest-bearing loans from SLB to Sensia were entered into and are due October 15, 2025. The loans outstanding as of September 30, 2024, were extended to October 15, 2026, and are included in Long-term debt as of June 30, 2025.
In May 2025, we entered into a $500 million senior unsecured 364-day term loan credit agreement and were advanced the full loan amount. This agreement is in addition to our existing $1.5 billion unsecured revolving credit facility expiring in June 2027, which remains outstanding and undrawn. Borrowings under this term loan bear interest based on Secured Overnight Financing Rates (SOFR) in effect during the period the borrowings are outstanding, and the interest rate as of June 30, 2025, was 5.45 percent. The term loan agreement contains covenants similar to those under our $1.5 billion unsecured revolving credit facility, under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the term loan agreement as the ratio of consolidated EBITDA (as defined in the term loan agreement) for the preceding four quarters to consolidated interest expense for the same period.
The following table presents the carrying amounts and estimated fair values of Long-term debt in the Consolidated Balance Sheet (in millions):

	June 30, 2025		September 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$2	$2	$307	$305
Long-term debt	2,617	2,286	2,561	2,334
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
8. Other Current Liabilities
Other current liabilities consist of (in millions):

	June 30, 2025	September 30, 2024
Unrealized losses on foreign exchange contracts	$26	$29
Product warranty obligations	24	24
Taxes other than income taxes	43	53
Accrued interest	39	18
Dividends payable	151	3
Income taxes payable	161	139
Operating lease liabilities	92	90
Other	108	120
Other current liabilities	$644	$476

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Investments
Our investments consist of (in millions):

	June 30, 2025	September 30, 2024
Equity securities (other)	105	106
Other	76	63
Long-term investments (1)	$181	$169
(1) Long-term investments are included in Other assets in the Consolidated Balance Sheet.
Equity Securities
Equity securities (other) consist of various securities that do not have a readily determinable fair value, which we account for using the measurement alternative under U.S. GAAP. These securities are recorded at the investment cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer in the Consolidated Balance Sheet. Observable price changes are classified as level 2 in the fair value hierarchy, as described below. The carrying values at both June 30, 2025, and September 30, 2024, included cumulative upward adjustments from observed price changes of $23 million. The carrying values at June 30, 2025, and September 30, 2024, included cumulative downward adjustments from observed price changes and impairments of $11 million and $7 million, respectively.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
10. Retirement Benefits
The components of net periodic pension and postretirement benefit cost were (in millions):

	Pension Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Service cost	$10	$8	$31	$27
Interest cost	34	37	102	110
Expected return on plan assets	(42)	(42)	(125)	(127)
Amortization of net actuarial loss	7	—	20	—
Net periodic pension benefit cost	$9	$3	$28	$10

	Other Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Service cost	$—	$1	$—	$1
Interest cost	1	1	1	2
Amortization of net actuarial loss	—	—	2	1
Net periodic postretirement benefit cost	$1	$2	$3	$4
The service cost component is included in Cost of sales and Selling, general and administrative expenses in the Consolidated Statement of Operations. All other components are included in Other income in the Consolidated Statement of Operations.
11. Other Income
The components of Other income were (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Interest income	$4	$3	$10	$12
Royalty income	3	3	9	9
Legacy product liability and environmental charges	(4)	(3)	(13)	(11)
Non-operating pension and postretirement benefit credit	—	4	—	14
Fair value adjustments for earnout payments (Note 5)	—	—	(5)	(7)
Other	2	—	10	14
Other income	$5	$7	$11	$31
12. Accumulated Other Comprehensive Loss
Common Stock
In the nine months ended June 30, 2025, we retired 40 million shares of common stock that we held in our treasury. These shares are now designated as authorized and unissued.
Changes in Accumulated other comprehensive loss attributable to Rockwell Automation by component for the following periods were (in millions):

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Three Months Ended June 30, 2025	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of March 31, 2025	$(420)	$(382)	$(31)	$(833)
Other comprehensive income (loss) before reclassifications	—	105	(16)	89
Amounts reclassified from accumulated other comprehensive loss	6	—	1	7
Other comprehensive income (loss)	6	105	(15)	96
Balance as of June 30, 2025	$(414)	$(277)	$(46)	$(737)

Nine Months Ended June 30, 2025	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2024	$(431)	$(296)	$(45)	$(772)
Other comprehensive income before reclassifications	—	19	3	22
Amounts reclassified from accumulated other comprehensive loss	17	—	(4)	13
Other comprehensive income (loss)	17	19	(1)	35
Balance as of June 30, 2025	$(414)	$(277)	$(46)	$(737)

Three Months Ended June 30, 2024	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of March 31, 2024	$(406)	$(325)	$(31)	$(762)
Other comprehensive (loss) income before reclassifications	—	(31)	4	(27)
Amounts reclassified from accumulated other comprehensive loss	—	—	(4)	(4)
Other comprehensive loss	—	(31)	—	(31)
Balance as of June 30, 2024	$(406)	$(356)	$(31)	$(793)

Nine Months Ended June 30, 2024	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2023	$(407)	$(365)	$(18)	$(790)
Other comprehensive income before reclassifications	—	7	—	7
Amounts reclassified from accumulated other comprehensive loss	1	2	(13)	(10)
Other comprehensive income (loss)	1	9	(13)	(3)
Balance as of June 30, 2024	$(406)	$(356)	$(31)	$(793)

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The reclassifications out of Accumulated other comprehensive loss in the Consolidated Statement of Operations were (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,		Affected Line in the Consolidated Statement of Operations
	2025	2024	2025	2024
Pension and other postretirement benefit plan adjustments (1)
Amortization of net actuarial loss	$7	$—	$22	$1	Other income
	7	—	22	1	Income before income taxes
	(1)	—	(5)	—	Income tax provision
	$6	$—	$17	$1	Net income attributable to Rockwell Automation, Inc.

Net unrealized losses (gains) on cash flow hedges
Forward exchange contracts	$—	$(1)	$2	$(3)	Sales
Forward exchange contracts	—	(5)	(11)	(18)	Cost of sales
Treasury locks related to 2019 and 2021 debt issuances	1	1	3	3	Interest expense
	1	(5)	(6)	(18)	Income before income taxes
	—	1	2	5	Income tax provision
	$1	$(4)	$(4)	$(13)	Net income attributable to Rockwell Automation, Inc.

Accumulated currency translation adjustments	$—	$—	$—	$2	Other income
Total reclassifications	$7	$(4)	$13	$(10)	Net income attributable to Rockwell Automation, Inc.
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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale and at times in other contracts with third parties. As of June 30, 2025, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition, or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition, or results of operations in a particular period.
14. Restructuring Charges
In 2024, we recorded restructuring charges of $97 million ($73 million, net of tax or $0.64 per diluted share) related to actions in conjunction with an enterprise-wide comprehensive program to optimize cost structure and expand margins. The charges included $92 million for severance benefits and $5 million for strategic advisory services related to the targeted severance actions. In the Consolidated Statement of Operations for the three and nine months ended June 30, 2024, charges totaled $70 million. $23 million of the charges were recorded in Cost of sales, while $47 million were recorded in Selling, general and administrative expenses.
We expect the total cash expenditures associated with these restructuring actions to be $97 million. We paid $10 million and $36 million during the three and nine months ended June 30, 2025, respectively, and $17 million during both the three and nine months ended June 30, 2024. Accruals remaining under these restructuring actions were $34 million and $70 million at June 30, 2025, and September 30, 2024, respectively.

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
The effective tax rate was 14.3 percent and 15.8 percent for the three and nine months ended June 30, 2025, respectively, compared to 9.4 percent and 14.1 percent for the three and nine months ended June 30, 2024, respectively. The effective tax rate was lower than the U.S. statutory rate of 21 percent for the three and nine months ended June 30, 2025, and June 30, 2024, primarily due to the geographical mix of pre-tax income and discrete tax benefits.
Our final payment of $97 million related to the U.S. transition tax under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) will be paid in the second quarter of 2026 and is classified in Other current liabilities in the Consolidated Balance Sheet as of June 30, 2025. This amount was classified in Other liabilities in the Consolidated Balance Sheet as of September 30, 2024.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant tax related provisions, such as the permanent extension of certain expiring provisions of the Tax Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates with the earliest provisions taking effect in fiscal 2025 and others beginning in fiscal 2026 and beyond. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, during the three months ending September 30, 2025, the Company will continue to evaluate all deferred tax balances under the newly enacted tax law and identify any other changes to its financial statements as a result of the OBBBA. We are currently assessing its impact on our consolidated financial statements and the applicable results of our evaluations will be reflected on the Company’s Form 10-K for the year ended September 30, 2025.
Unrecognized Tax Benefits
The amount of gross unrecognized tax benefits was $30 million at June 30, 2025, and $25 million at September 30, 2024, respectively, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $2 million at both June 30, 2025, and September 30, 2024. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $25 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $26 million.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
16. Business Segment Information
Sales and operating results of our reportable segments were (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Sales
Intelligent Devices	$968	$957	$2,670	$2,858
Software & Control	629	513	1,726	1,686
Lifecycle Services	547	581	1,630	1,685
Total	$2,144	$2,051	$6,026	$6,229
Segment operating earnings
Intelligent Devices	$182	$193	$461	$504
Software & Control	199	121	503	418
Lifecycle Services	73	112	219	264
Total	454	426	1,183	1,186
Purchase accounting depreciation and amortization	(35)	(35)	(106)	(108)
Corporate and other	(40)	(29)	(111)	(97)
Non-operating pension and postretirement benefit credit	—	4	—	14
Change in fair value of investments	—	(5)	(3)	1
Restructuring charges	—	(70)	—	(70)
Interest expense, net	(37)	(36)	(109)	(101)
Income before income taxes	$342	$255	$854	$825
Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before purchase accounting depreciation and amortization, corporate and other, non-operating pension and postretirement benefit credit, change in fair value of investments, restructuring charges aligned with enterprise-wide strategic initiatives, and interest expense, net. Depending on the product, intersegment sales within a single legal entity are either at cost or cost plus a mark-up, which does not necessarily represent a market price. Sales between legal entities are at an appropriate transfer price. We allocate costs related to shared segment operating activities to the segments consistent with the methodology used by management to assess segment performance.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Rockwell Automation, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the "Company") as of June 30, 2025, the related consolidated statements of operations, comprehensive income, and shareowners’ equity for the three-month and nine-month periods ended June 30, 2025 and 2024, and of cash flows for the nine-month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2024, and the related consolidated statements of operations, comprehensive income, cash flows, and shareowners’ equity for the year then ended (not presented herein); and in our report dated November 12, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
August 6, 2025

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

U.S. Economic Trends
In the third quarter of 2025, sales in the U.S. accounted for over half of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:
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
The table below depicts trends in these indicators since the quarter ended September 2023. These figures are as of August 6, 2025, and are subject to revision by the issuing organizations. The IP index did not significantly change from the second quarter of fiscal 2025. Manufacturing PMI results remained below 50 for each of the months in the third quarter of fiscal 2025.

	Manufacturing IP Index	PMI
Fiscal 2025 quarter ended:
June 2025	100.2	49.0
March 2025	100.3	49.0
December 2024	98.9	49.2
Fiscal 2024 quarter ended:
September 2024	99.0	47.5
June 2024	99.4	48.5
March 2024	99.5	50.3
December 2023	99.2	47.1
Fiscal 2023 quarter ended:
September 2023	99.6	49.0
Inflation in the U.S. has also had an impact on our input costs and pricing. The Producer Price Index (PPI), published by the Bureau of Labor Statistics, measures the average change over time in the selling prices received by domestic producers for their output. PPI growth has remained in the low single digits during the third quarter, which is consistent with the prior six quarters. Producer prices continue to remain elevated, however, year over year increases remain decelerated from the surges in 2023 and 2022.
Non-U.S. Economic Trends
In the third quarter of 2025, sales to customers outside the U.S. accounted for less than half of our total sales. These customers include both indigenous companies and multinational companies with a global presence. In addition to the global factors previously mentioned in the Overview section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure, and expanding consumer markets. We use changes in key countries' gross domestic product (GDP), IP, and PMI as indicators of the growth opportunities in each region where we do business. Industrial production outside the U.S. was mostly positive in the third quarter of fiscal 2025. Manufacturing PMI readings outside the U.S were mixed with readings in Asia Pacific generally better than readings in Europe, Canada, Mexico, and Brazil.
Outlook
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

Summary of Results of Operations
The following table reflects our sales and operating results (in millions, except per share amounts and percentages):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Sales
Intelligent Devices (a)	$968	$957	$2,670	$2,858
Software & Control (b)	629	513	1,726	1,686
Lifecycle Services (c)	547	581	1,630	1,685
Total sales (d)	$2,144	$2,051	$6,026	$6,229
Segment operating earnings (1)
Intelligent Devices (e)	$182	$193	$461	$504
Software & Control (f)	199	121	503	418
Lifecycle Services (g)	73	112	219	264
Total segment operating earnings (2) (h)	454	426	1,183	1,186
Purchase accounting depreciation and amortization	(35)	(35)	(106)	(108)
Corporate and other	(40)	(29)	(111)	(97)
Non-operating pension and postretirement benefit credit	—	4	—	14
Change in fair value of investments	—	(5)	(3)	1
Restructuring charges	—	(70)	—	(70)
Interest expense, net	(37)	(36)	(109)	(101)
Income before income taxes (i)	342	255	854	825
Income tax provision	(49)	(24)	(135)	(116)
Net income	293	231	719	709
Net loss attributable to noncontrolling interests	(2)	(1)	(12)	(4)
Net income attributable to Rockwell Automation	$295	$232	$731	$713

Diluted EPS	$2.60	$2.02	$6.43	$6.19

Adjusted EPS (3)	$2.82	$2.71	$7.11	$7.25

Diluted weighted average outstanding shares	113.0	114.2	113.2	114.7

Pre-tax margin (i/d)	16.0%	12.4%	14.2%	13.2%

Intelligent Devices segment operating margin (e/a)	18.8%	20.2%	17.3%	17.6%
Software & Control segment operating margin (f/b)	31.6%	23.6%	29.1%	24.8%
Lifecycle Services segment operating margin (g/c)	13.3%	19.3%	13.4%	15.7%
Total segment operating margin (2) (h/d)	21.2%	20.8%	19.6%	19.0%
(1) See Note 16 in the Consolidated Financial Statements for the definition of segment operating earnings.
(2) Total segment operating earnings and total segment operating margin are non-GAAP financial measures. We exclude purchase accounting depreciation and amortization, corporate and other, non-operating pension and postretirement benefit credit, change in fair value of investments, restructuring charges aligned with enterprise-wide strategic initiatives, and interest expense, net, because we do not consider these items to be directly related to the operating performance of our segments. We believe total segment operating earnings and total segment operating margin are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our operating segments. Our measures of total segment operating earnings and total segment operating margin may be different from measures used by other companies.
(3) Adjusted EPS is a non-GAAP earnings measure. See Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation for more information on this non-GAAP measure.

Three and Nine Months Ended June 30, 2025, Compared to Three and Nine Months Ended June 30, 2024
Sales
Sales increased 5 percent and decreased 3 percent year over year in the three and nine months ended June 30, 2025, respectively. Organic sales increased 4 percent and decreased 2 percent year over year in the three and nine months ended June 30, 2025, respectively. Currency translation increased sales by less than one 1 percent and decreased sales by 1 percent in the three and nine months ended June 30, 2025, respectively. Pricing increased total company sales by approximately 3 percentage points and 2 percentage points year over year in the three and nine months ended June 30, 2025, respectively, realized primarily in the Intelligent Devices and Software & Control segments. Volume increased total company sales by approximately 1 percentage point year over year in the three months ended June 30, 2025, driven by the Software & Control segment. Volume decreased total company sales by approximately 5 percentage points year over year in the nine months ended June 30, 2025, driven by the Intelligent Devices segment.
The tables below presents our sales, attributed to the geographic regions based upon country of destination, and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales (1) vs.
	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Three Months Ended June 30, 2024
North America	$1,354	7%	7%
Europe, Middle East, and Africa	392	10%	5%
Asia Pacific	266	2%	2%
Latin America	132	(21)%	(14)%
Total Company Sales	$2,144	5%	4%

		Change vs.	Change in Organic Sales (1) vs.
	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024	Nine Months Ended June 30, 2024
North America	$3,792	—%	—%
Europe, Middle East, and Africa	1,082	(5)%	(6)%
Asia Pacific	744	(8)%	(7)%
Latin America	408	(13)%	(4)%
Total Company Sales	$6,026	(3)%	(2)%
(1) Organic sales and organic sales growth exclude the effect of acquisitions, changes in currency exchange rates, and divestitures. See Supplemental Sales Information for information on these non-GAAP measures.
Corporate and Other
Corporate and other expenses were $40 million and $111 million in the three and nine months ended June 30, 2025, respectively, compared to $29 million and $97 million in the three and nine months ended June 30, 2024, respectively.
Restructuring Charges
Restructuring charges were $70 million in the three and nine months ended June 30, 2024, which relate to actions in conjunction with an enterprise-wide comprehensive program to optimize cost structure and expand margins. See Note 14 in the Consolidated Financial Statements for more information on our restructuring charges.
Income before Income Taxes
Income before income taxes was $342 million and $854 million in the three and nine months ended June 30, 2025, respectively, compared to $255 million and $825 million in the three and nine months ended June 30, 2024, respectively. The increase in the three and nine months ended June 30, 2025, was primarily due to restructuring charges taken in the prior year.
Total segment operating earnings increased 7 percent year over year in the three months ended June 30, 2025, primarily due to productivity, the positive impact of price realization, and favorable mix, partially offset by higher compensation and unfavorable currency. Total segment operating earnings decreased less than 1 percent year over year in the nine months ended June 30, 2025.

Income Taxes
The effective tax rates for the three and nine months ended June 30, 2025, were 14.3 percent and 15.8 percent, respectively, compared to 9.4 percent and 14.1 percent for the three and nine months ended June 30, 2024, respectively. Our Adjusted Effective Tax Rates for the three and nine months ended June 30, 2025, were 15.2 percent and 16.6 percent, respectively, compared to 13.3 percent and 15.1 percent for the three and nine months ended June 30, 2024, respectively. The increase in both the effective tax rate and the Adjusted Effective Tax Rate was primarily due to lower discrete benefits in the current year.
In October 2021, the Organization for Economic Cooperation and Development (OECD) and G20 Finance Ministers reached an agreement, known as Base Erosion and Profit Shifting (BEPS) Pillar Two, that, among other things, ensures that income earned in each jurisdiction that qualifying multinational enterprises operate in is subject to a minimum corporate income tax rate of at least 15%. Discussions related to the formal implementation and enactment of this agreement, including within the tax law of each member jurisdiction including the United States, are ongoing. Certain countries have enacted the Pillar Two framework, including Singapore, which is expected to result in the greatest impact to the Company. Enactment of this regulation in its current form would generally apply to the Company beginning in fiscal year 2026, which could result in an increase in our effective tax rate of 2 to 3 percent as well as in the amount of global corporate income tax paid.
In addition to BEPS Pillar Two, other items could also affect our effective tax rate, many of which are outside of our control, including:
•changes in the valuation of our deferred tax assets and liabilities, and in deferred tax valuation allowances;
•changes in the relative proportions of revenue and income before taxes in the various jurisdictions in which we operate
•that have differing statutory tax rates;
•changing tax laws, regulations, rates and interpretations in multiple jurisdictions in which we operate;
•changes to the financial accounting rules for income taxes;
•the tax effects of acquisitions; and
•the resolution and timing of issues arising from tax audits.
On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes significant tax related provisions, such as the permanent extension of certain expiring provisions of the Tax Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. We are currently assessing its impact on our consolidated financial statements and the applicable results of our evaluations will be reflected on the Company’s Form 10-K for the year ended September 30, 2025.
Diluted EPS and Adjusted EPS
2025 third quarter Net income attributable to Rockwell Automation was $295 million or $2.60 per share, compared to $232 million or $2.02 per share in the third quarter of 2024. 2025 third quarter Adjusted EPS was $2.82, up 4 percent compared to $2.71 in the third quarter of 2024.
Net income attributable to Rockwell Automation was $731 million or $6.43 per share in the nine months ended June 30, 2025, compared to $713 million or $6.19 per share in the nine months ended June 30, 2024. Adjusted EPS was $7.11 in the nine months ended June 30, 2025, down 2 percent compared to $7.25 in the nine months ended June 30, 2024.
Intelligent Devices
Sales
Intelligent Devices reported and organic sales increased 1 percent year over year in the three months ended June 30, 2025. Sales decreased 7 percent year over year in the nine months ended June 30, 2025. Organic sales decreased 6 percent year over year in the nine months ended June 30, 2025. The effects of currency translation decreased sales by 1 percentage point year over year in the nine months ended June 30, 2025. For the three months ended June 30, 2025, reported sales increased in Europe, Middle East and Africa and Asia Pacific, were flat in North America, and decreased in Latin America. For the three months ended June 30, 2025, organic sales increased in North America and Europe, Middle East and Africa, were flat in Asia Pacific, and decreased in Latin America. For the nine months ended June 30, 2025, reported sales decreased in all regions. For the nine months ended June 30, 2025, organic sales decreased in all regions except Latin America.
Segment Operating Margin
Intelligent Devices segment operating earnings decreased 6 percent year over year in the three months ended June 30, 2025. Segment operating margin decreased to 18.8 percent in the three months ended June 30, 2025, from 20.2 percent in the same period a year ago, primarily due to higher compensation and unfavorable net currency, partially offset by productivity and the positive impact of price realization.

Intelligent Devices segment operating earnings decreased 9 percent year over year in the nine months ended June 30, 2025. Segment operating margin decreased to 17.3 percent in the nine months ended June 30, 2025, from 17.6 percent in the same period a year ago.
Software & Control
Sales
Software & Control sales increased 23 percent and 2 percent year over year in the three and nine months ended June 30, 2025, respectively. Organic sales increased 22 percent and 3 percent year over year in the three and nine months ended June 30, 2025, respectively. The effects of currency translation increased sales by 1 percentage point year over year in the three months ended June 30, 2025. The effects of currency translation decreased sales by 1 percentage point year over year in the nine months ended June 30, 2025. For the three months ended June 30, 2025, reported and organic sales increased in all regions except Latin America. For the nine months ended June 30, 2025, reported and organic sales decreased in all regions except for North America.
Segment Operating Margin
Software & Control segment operating earnings increased 64 percent year over year in the three months ended June 30, 2025. Segment operating margin increased to 31.6 percent in the three months ended June 30, 2025, from 23.6 percent in the same period a year ago, primarily due to higher sales volume, the positive impact of price realization, and productivity, partially offset by higher compensation.
Software & Control segment operating earnings increased 20 percent year over year in the nine months ended June 30, 2025. Segment operating margin increased to 29.1 percent in the nine months ended June 30, 2025, from 24.8 percent in the same period a year ago, primarily due to productivity and the positive impact of price realization, partially offset by higher compensation.
Lifecycle Services
Sales
Lifecycle Services reported and organic sales decreased 6 percent and 3 percent year over year in the three and nine months ended June 30, 2025, respectively. For the three months ended June 30, 2025, reported sales decreased in all regions except Europe, Middle East, and Africa. For the three months ended June 30, 2025, organic sales decreased in all regions. For the nine months ended June 30, 2025, reported sales decreased in all regions. For the nine months ended June 30, 2025, organic sales decreased in all regions except North America.
Segment Operating Margin
Lifecycle Services segment operating earnings decreased 35 percent and 17 percent year over year in the three and nine months ended June 30, 2025, respectively. Segment operating margin decreased to 13.3 percent and 13.4 percent in the three and nine months ended June 30, 2025, respectively, from 19.3 percent and 15.7 percent, respectively, in the same period a year ago, primarily due to higher compensation and lower sales volume, partially offset by productivity.

Supplemental Segment Information
Purchase accounting depreciation and amortization, non-operating pension and postretirement benefit credit, and restructuring charges are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Purchase accounting depreciation and amortization
Intelligent Devices	$9	$9	$28	$29
Software & Control	16	17	49	51
Lifecycle Services	9	9	28	28
Non-operating pension and postretirement benefit credit
Intelligent Devices	$—	$(2)	$—	$(6)
Software & Control	—	(1)	—	(5)
Lifecycle Services	—	(2)	(1)	(7)
Restructuring charges
Intelligent Devices	$—	$32	$—	$32
Software & Control	—	24	—	24
Lifecycle Services	—	13	—	13

Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation
Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude non-operating pension and postretirement benefit credit, purchase accounting depreciation and amortization attributable to Rockwell Automation, change in fair value of investments, and restructuring charges aligned with enterprise-wide strategic initiatives, including their respective tax effects. Non-operating pension and postretirement benefit credit is defined as all components of our net periodic pension and postretirement benefit cost except for service cost. See Note 10 in the Consolidated Financial Statements for more information on our net periodic pension and postretirement benefit cost.
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

The following are reconciliations of Net income attributable to Rockwell Automation, diluted EPS, and effective tax rate to Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate, respectively (in millions, except per share amounts and percentages):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to Rockwell Automation	$295	$232	$731	$713
Non-operating pension and postretirement benefit credit	—	(4)	—	(14)
Tax effect of non-operating pension and postretirement benefit credit	(1)	1	(1)	3
Purchase accounting depreciation and amortization attributable to Rockwell Automation	33	33	98	100
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(7)	(6)	(22)	(17)
Change in fair value of investments	—	5	3	(1)
Tax effect of change in fair value of investments	—	(2)	(1)	(1)
Restructuring charges (1)	—	70	—	70
Tax effect of restructuring charges (1)	—	(18)	—	(18)
Adjusted Income	$320	$311	$808	$835

Diluted EPS	$2.60	$2.02	$6.43	$6.19
Non-operating pension and postretirement benefit credit	—	(0.04)	—	(0.13)
Tax effect of non-operating pension and postretirement benefit credit	(0.01)	0.01	(0.01)	0.02
Purchase accounting depreciation and amortization attributable to Rockwell Automation	0.29	0.28	0.86	0.87
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(0.06)	(0.05)	(0.19)	(0.15)
Change in fair value of investments	—	0.04	0.03	(0.01)
Tax effect of change in fair value of investments	—	(0.01)	(0.01)	—
Restructuring charges (1)	—	0.61	—	0.61
Tax effect of restructuring charges (1)	—	(0.15)	—	(0.15)
Adjusted EPS	$2.82	$2.71	$7.11	$7.25

Effective tax rate	14.3%	9.4%	15.8%	14.1%
Tax effect of non-operating pension and postretirement benefit credit	0.3%	(0.2)%	0.1%	(0.1)%
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	0.6%	0.4%	0.6%	0.2%
Tax effect of change in fair value of investments	—%	0.3%	0.1%	—%
Tax effect of restructuring charges (1)	—%	3.4%	—%	0.9%
Adjusted Effective Tax Rate	15.2%	13.3%	16.6%	15.1%
(1) Restructuring charges in the three and nine months ended June 30, 2024, include $65 million for severance benefits and $5 million for strategic advisory services related to the enterprise-wide severance actions.

Financial Condition
The following is a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Nine Months Ended June 30,
	2025	2024
Cash provided by (used for)
Operating activities	$1,090	$432
Investing activities	(165)	(920)
Financing activities	(904)	(187)
Effect of exchange rate changes on cash	3	2
Increase (decrease) in cash and cash equivalents	$24	$(673)
The following table summarizes free cash flow, which is a non-GAAP financial measure (in millions):

	Nine Months Ended June 30,
	2025	2024
Cash provided by operating activities	$1,090	$432
Capital expenditures	(137)	(160)
Free cash flow	$953	$272
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
Cash provided by operating activities was $1,090 million for the nine months ended June 30, 2025, compared to $432 million for the nine months ended June 30, 2024. Free cash flow was $953 million for the nine months ended June 30, 2025, compared to $272 million for the nine months ended June 30, 2024. The year over year increases in cash provided by operating activities and free cash flow were primarily due to higher pre-tax income, no payout of incentive compensation in the first quarter of fiscal 2025 related to fiscal 2024 performance, and lower tax payments.
Our Short-term debt as of June 30, 2025, included commercial paper borrowings of $260 million, with a weighted average interest rate of 4.51 percent, and a weighted average maturity period of 11 days. Our Short-term debt as of September 30, 2024, included commercial paper borrowings of $657 million, with a weighted average interest rate of 5.14 percent, and a weighted average maturity period of 24 days. In December 2022, Sensia entered into an unsecured $75 million line of credit. As of June 30, 2025, and September 30, 2024, included in Short-term debt was $70 million borrowed against the line of credit with an interest rate of 5.32 percent and 6.17 percent, respectively. Also included in Short-term debt as of June 30, 2025, and September 30, 2024, was $14 million and $42 million, respectively, of interest-bearing loans from Schlumberger (SLB) to Sensia. In April 2025, $14 million of new interest-bearing loans from SLB to Sensia were entered into and are due October 15, 2025. The loans outstanding as of September 30, 2024, were extended to October 15, 2026, and are included in Long-term debt as of June 30, 2025.

In May 2025, we entered into a $500 million senior unsecured 364-day term loan credit agreement and were advanced the full loan amount. This agreement is in addition to our existing $1.5 billion unsecured revolving credit facility expiring in June 2027, which remains outstanding and undrawn. Borrowings under this term loan bear interest based on Secured Overnight Financing Rates (SOFR) in effect during the period the borrowings are outstanding, and the interest rate as of June 30, 2025, was 5.45 percent. The term loan agreement contains covenants similar to those under our $1.5 billion unsecured revolving credit facility, under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the term loan agreement as the ratio of consolidated EBITDA (as defined in the term loan agreement) for the preceding four quarters to consolidated interest expense for the same period. We were in compliance with all covenants under our credit agreement and credit facilities at June 30, 2025, and September 30, 2024.
We repurchased approximately 1.3 million shares of our common stock under our share repurchase program in the first nine months of 2025. The total cost of these shares was $350 million, of which $1 million was recorded in Accounts payable at June 30, 2025, related to shares that did not settle until July 2025. At September 30, 2024, there were no significant outstanding common stock share repurchases recorded in Accounts payable. We repurchased approximately 1.7 million shares of our common stock under our share repurchase program in the first nine months of 2024. The total cost of these shares was $476 million, of which $1 million was recorded in Accounts payable at June 30, 2024, related to shares that did not settle until July 2024. Our decision to repurchase shares in the remainder of 2025 will depend on business conditions, free cash flow generation, other cash requirements, and stock price. On May 2, 2022, and September 11, 2024, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. At June 30, 2025, we had approximately $996 million remaining for share repurchases under our existing board authorization. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.
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
At June 30, 2025, the majority of our Cash and cash equivalents were held by non-U.S. subsidiaries. We use a global cash pooling arrangement to efficiently manage liquidity among our entities. As a result of the broad changes to the U.S. international tax system under the Tax Act, the Company accounts for taxes on earnings of substantially all of its non-U.S. subsidiaries including both non-U.S. and U.S. taxes. The Company has concluded that earnings of a limited number of its non-U.S. subsidiaries are indefinitely reinvested.
In June 2022, we replaced our former $1.25 billion unsecured revolving credit facility with a new five-year $1.5 billion unsecured revolving credit facility, expiring in June 2027. This credit facility uses the secured overnight funding rate (SOFR) as the primary basis for determining interest payments. We can increase the aggregate amount of this credit facility by up to $750 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility during the periods ended June 30, 2025, or September 30, 2024. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
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
Separate short-term unsecured credit facilities of approximately $275 million at June 30, 2025, were available to non-U.S. subsidiaries, of which, approximately $34 million was committed under letters of credit. Borrowings under our non-U.S. credit facilities at June 30, 2025, and September 30, 2024, were not significant. There are no significant commitment fees or compensating balance requirements under our credit facilities.
The following is a summary of our credit ratings as of August 6, 2025:

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
We use foreign currency forward exchange contracts to manage certain foreign currency risks. We enter into these contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years. We also may use these contracts to hedge portions of our net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. There were no open net investment hedges for the nine months ended June 30, 2025, or September 30, 2024. In addition, we use foreign currency forward exchange contracts that are not designated as hedges to offset transaction gains or losses associated with some of our assets and liabilities resulting from intercompany loans or other transactions with third parties that are denominated in currencies other than our entities' functional currencies. Our foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities.
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings. During the three months ended June 30, 2025, we reclassified $1 million in pre-tax net losses related to cash flow hedges reclassified from Accumulated other comprehensive loss into the Consolidated Statement of Operations. During the nine months ended June 30, 2025, we reclassified $6 million in pre-tax net gains related to cash flow hedges reclassified from Accumulated other comprehensive loss into the Consolidated Statement of Operations. During the three and nine months ended June 30, 2024, we reclassified $5 million and $18 million, respectively, in pre-tax net gains related to cash flow hedges from Accumulated other comprehensive loss into the Consolidated Statement of Operations. As of June 30, 2025, we expect that approximately $18 million of pre-tax net unrealized losses on cash flow hedges will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended September 30, 2024. We believe that at June 30, 2025, there has been no material change to this information.

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
The following is a reconciliation of reported sales to organic sales by geographic region (in millions):

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
North America	$1,354	$—	$(1)	$1,355	$1,268
Europe, Middle East, and Africa	392	—	17	375	356
Asia Pacific	266	—	1	265	260
Latin America	132	—	(12)	144	167
Total Company Sales	$2,144	$—	$5	$2,139	$2,051

	Nine Months Ended June 30, 2025				Nine Months Ended June 30, 2024
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
North America	$3,792	$2	$(11)	$3,801	$3,809
Europe, Middle East, and Africa	1,082	—	7	1,075	1,143
Asia Pacific	744	—	(6)	750	806
Latin America	408	—	(42)	450	471
Total Company Sales	$6,026	$2	$(52)	$6,076	$6,229

The following is a reconciliation of reported sales to organic sales by operating segment (in millions):

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
Intelligent Devices	$968	$—	$1	$967	$957
Software & Control	629	—	2	627	513
Lifecycle Services	547	—	2	545	581
Total Company Sales	$2,144	$—	$5	$2,139	$2,051

	Nine Months Ended June 30, 2025				Nine Months Ended June 30, 2024
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
Intelligent Devices	$2,670	$—	$(27)	$2,697	$2,858
Software & Control	1,726	—	(14)	1,740	1,686
Lifecycle Services	1,630	2	(11)	1,639	1,685
Total Company Sales	$6,026	$2	$(52)	$6,076	$6,229

Critical Accounting Estimates
We have prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended September 30, 2024. We believe that at June 30, 2025, there has been no material change to this information.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 17 in the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended September 30, 2024. We believe that at June 30, 2025, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Consolidated Financial Statements regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to foreign currency risk and interest rate risk is contained in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended September 30, 2024. We believe that at June 30, 2025, there has been no material change to this information.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended September 30, 2024. We believe that at June 30, 2025, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended September 30, 2024. We believe that at August 6, 2025, there has been no material change to this information, except as updated in our Quarterly Report on Form 10-Q filed February 10, 2025, which update is noted below.
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
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1-30, 2025	288,616	$235.46	288,616	$1,050,658,228
May 1-31, 2025	125,313	283.68	125,313	1,015,109,769
June 1-30, 2025	60,000	323.20	60,000	995,717,902
Total	473,929	$259.32	473,929
(1) All of the shares purchased during the quarter ended June 30, 2025, were acquired pursuant to the repurchase programs described in (3) below.
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

Item 5. Other Information

During the quarter ended June 30, 2025, the following officers of the Company adopted Rule 10b5-1 trading arrangements that are each intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act, with such details of the arrangements as further follows:

•Blake D. Moret, President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement on May 30, 2025, that will terminate on the earlier of May 29, 2026, or the execution of all trades in the trading arrangement. Mr. Moret’s trading arrangement covers the (i) exercise of 24,400 stock options and the sale of the underlying shares of the Company’s common stock, (ii) exercise of 61,700 stock options and the sale of the underlying shares of the Company's common stock and (iii) sale of the number of shares of the Company’s common stock required to be sold to cover taxes on upcoming restricted stock unit and performance share vests.
•Cyril Perducat, Senior Vice President and Chief Technology Officer, adopted a Rule 10b5-1 trading arrangement on May 30, 2025, that will terminate on the earlier of April 10, 2026, or the execution of all trades in the trading arrangement. Mr. Perducat's trading arrangement covers the sale of (i) the number of shares of the Company's common stock having a value of up to $500,000, and (ii) the number of shares of the Company's common stock required to be sold to cover taxes on upcoming restricted stock unit and performance share vests.
•Terry Riesterer, Vice President, Global Finance Operations and Controller, adopted a Rule 10b5-1 trading arrangement on May 30, 2025, that will terminate on the earlier of December 31, 2026, or the execution of all trades in the trading arrangement. Mr. Riesterer's trading arrangement covers (i) the sale of 800 shares of the Company's common stock, (ii) the exercise of 2,100 stock options and the sale of the underlying shares of the Company's common stock, and (iii) the sale of the number of shares of the Company's common stock required to be sold to cover taxes on upcoming restricted stock unit and performance share vests.
•Isaac Woods, Vice President and Treasurer, adopted a Rule 10b5-1 trading arrangement on May 30, 2025, that will terminate on the earlier of January 31, 2026, or the execution of all trades in the trading arrangement. Mr. Wood's trading arrangement covers (i) the exercise of 365 stock options and the sale of the underlying shares of the Company's common stock, (ii) the sale of 250 shares of the Company's common stock, and (iii) the sale of the number of shares of the Company's common stock required to be sold to cover taxes on upcoming restricted stock unit and performance share vests.
•Matheus De A G Viera Bulho, Senior Vice President, Software and Controls, adopted a Rule 10b5-1 trading arrangement on May 30, 2025, that will terminate on the earlier of April 2, 2026, or the expiration of all trades in the trading arrangement. Mr. Bulho's trading arrangement covers (i) the exercise of 5,528 stock options and the sale of the underlying shares of the Company's common stock, (ii) the sale of the shares of the Company’s common stock remaining following the sale to cover taxes on the vesting of 776 restricted stock units on June 6, 2025, and (iii) the sale of the number of shares of the Company's common stock required to be sold to cover taxes on upcoming restricted stock unit and performance share vests.

For the arrangements above referencing transactions to sell shares to cover taxes on vests, the aggregate number of shares to be sold pursuant to each trading arrangement described above is dependent on the taxes on the applicable restricted stock unit and performance share vests, and, therefore, is indeterminable at this time.

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, no director of the Company, other than Mr. Moret, adopted or terminated a Rule 10b5-1 trading arrangement, and no officer of the Company terminated a Rule 10b5-1 trading arrangement.

Item 6. Exhibits
(a) Exhibits:

Exhibit 10.1
$500,000,000 364-Day Term Loan Agreement dated as of May 16, 2025, among the Company, the Banks listed on the signature pages thereto, Bank of America, N.A., as Administrative Agent, U.S. Bank National Association, as Syndication Agent, and The Toronto-Dominion Bank, New York Branch and Wells Fargo Bank, National Association, as Documentation Agents, filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated May 19, 2025, is hereby incorporated by reference.

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

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	August 6, 2025	By	/s/ CHRISTIAN E. ROTHE
Christian E. Rothe Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 6, 2025	By	/s/ TERRY L. RIESTERER
Terry L. Riesterer Vice President and Controller (Principal Accounting Officer)