Form 10-K
period 2025-09-30
ROCKWELL AUTOMATION, INC
filed 2025-11-12
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025

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
+1 (414) 382-2000
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of registrant’s voting stock held by non-affiliates of registrant on March 31, 2025 was approximately $29.1 billion. 112,273,567 shares of registrant’s Common Stock, par value $1 per share, were outstanding on October 31, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 10, 2026, is incorporated by reference into Part III hereof.

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
•laws, regulations, and governmental policies affecting our activities in the countries where we do business, including those related to trade policies, including tariffs, taxation, trade controls, cybersecurity, and climate change;
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
Whenever an Item of this Annual Report on Form 10-K refers to information in our Proxy Statement for our Annual Meeting of Shareowners to be held on February 10, 2026 (the Proxy Statement), or to information under specific captions in Item 7. MD&A, or in Item 8. Financial Statements and Supplementary Data (the Consolidated Financial Statements), the information is incorporated in that Item by reference. All date references to years and quarters refer to our fiscal year and quarters, unless otherwise stated.
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
Geographic Information
We do business in more than 100 countries around the world. The largest sales outside the United States on a country of destination basis are in Canada, China, Italy, the United Kingdom, and Mexico. See Item 1A. Risk Factors for a discussion of risks associated with our global operations.
Competition
Our competitors range from large, diversified corporations that may also have business interests outside of industrial automation to smaller companies that offer a limited portfolio of industrial automation products, solutions, and services. Factors that influence our competitive position include the breadth and performance of our product, solution and services portfolio, technology differentiation, industry and application expertise, installed base, partner ecosystem, global presence and price. Major competitors include Siemens AG, ABB Ltd, Schneider Electric SA, Emerson Electric Co., Mitsubishi Electric Corp., Honeywell International Inc., and Dassault Systemes.

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
Available Information
We maintain a website at https://www.rockwellautomation.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act), as well as our annual reports to shareowners and Section 16 reports on Forms 3, 4, and 5, are available free of charge on this site through the “Investors” link as soon as reasonably practicable after we file or furnish these reports with the SEC. All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at https://www.sec.gov. Our Guidelines on Corporate Governance and charters for our Board committees are also available on our website. The information contained on and linked from our website is not incorporated by reference into this Annual Report on Form 10-K.

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
As a global company operating in over 100 countries, we face risks related to foreign currency markets. A strengthening U.S. Dollar (USD) may adversely impact our sales and profitability related to business we do outside the U.S. Economic, political, regulatory, and compliance risks, particularly in emerging markets, can restrict our ability to exchange, transact, or pay dividends with foreign currencies we hold. See Item 7A for additional information about foreign currency risks.
We conduct significant operations outside the United States and hold derivative instruments that we designate as hedges of certain net investment positions in our foreign subsidiaries. While these instruments are intended to mitigate the impact of exchange rate volatility, our hedging strategies may not be effective. Foreign currency exchange rate fluctuations could result in gains or losses on the derivative instruments that are not fully offset by corresponding changes in the value of our foreign net investments. In addition, the use of hedge accounting is subject to complex accounting requirements, and the inability to qualify for or maintain hedge accounting treatment could result in increased volatility in our reported earnings. Furthermore, counterparties to our derivative contracts could default on their obligations, exposing us to potential losses. Any of these events could adversely affect our financial condition, results of operations, and cash flows.

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
Our industry is highly competitive.
We face strong competition in all of our market segments in several significant respects. We compete based on breadth and scope of our hardware and software product portfolio and solution and service offerings, technology differentiation, the domain expertise of our employees and partners, product performance, quality of our hardware and software products, solutions, and services, knowledge of integrated systems and applications that address our customers’ business challenges, pricing, delivery, and customer service. The relative importance of these factors differs across the geographic markets and product areas that we serve and across our market segments. We strive to stay competitive by continuously advancing technologies, including through the adoption and integration of artificial intelligence (AI), for new hardware and software products, product enhancements, and complete solutions that address our customers’ business challenges. If we fail to achieve our objectives we may lose business or experience price erosion and correspondingly lower sales and margins. We expect the level of competition to remain high in the future, which could limit our ability to maintain or increase our market share or profitability.
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
Our business requires that we buy equipment, components, services including finished products, electronic components, and commodities. Our reliance on suppliers involves certain risks, including:
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
•embargoes, sanctions, and other trade restrictions that may affect our ability to purchase components, commodities, or other materials, including rare earth minerals, from various suppliers; and
•intellectual property risks such as challenges to ownership of rights or alleged infringement by suppliers.
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
The current cyber threat environment indicates increased risk for all companies, including those in industrial automation and information technology, and the adoption of AI has resulted in more sophisticated attacks, increasing our risk exposure. Like other global companies, we have experienced cyber threats and incidents, although none have been material or had a material adverse effect on our business or financial condition. Our information security efforts include programs designed to address security governance, compliance, risk management, secure development and engineering, data protection, insider risk, third-party risk, security awareness, access management, incident response, and security operations in support of enterprise security and product security. We believe these measures reduce, but cannot eliminate, the risk of a cybersecurity incident internally or externally. Any significant security incidents could have an adverse impact on sales, harm our reputation, and cause us to incur legal liability and increased costs to address such events and related security concerns.

Product and Services Security
Our hardware and software products, services and solutions are used by our customers in applications that may be subject to information theft, tampering, sabotage, or cyber-attacks. Careless or malicious actors could cause a customer’s process to be disrupted or could cause equipment to operate in an improper manner, resulting in harm to people or property. To a significant extent, the security of our customers’ systems depends on how those systems are designed, installed, protected, configured, updated, and monitored, and much of this is typically outside our control. In addition, both software and hardware supply chains can introduce security vulnerabilities into many technologies across the industry. Past global cyber-attacks have also been perpetuated by compromising software updates in widely used software products, posing the risk that vulnerabilities or malicious content could be inserted into our products. In some cases, it is possible that malware attacks could spread throughout the supply chain, moving from one company to the next via authorized network connections. We have designed a Secure Development Lifecycle Program that incorporates appropriate security activities into the necessary development and support practices for our commercial product offerings. The Secure Development Lifecycle Program is audited annually by third-party firms. Our Third-Party Risk Program manages risk posed by our suppliers used in the development of our commercial product offerings. While we continue to improve the security attributes of our commercial product offerings, we can reduce risk, but not eliminate it.
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
Artificial Intelligence
As we broaden the application of AI across product development, manufacturing, customer operations, and enterprise operations, we face evolving risks related to safety, data governance, regulatory compliance, intellectual property, and ethical use. Integrating AI into our offerings and internal processes may lead to unintended consequences, including biased outputs, inaccurate decision-making, and increased vulnerability to adversarial attacks, that could significantly impact our business, reputation, and financial results.
An inability to successfully execute cost productivity and margin expansion initiatives could negatively impact our business and financial results.
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
We do business in more than 100 countries around the world. In addition, our manufacturing operations, suppliers, and employees are located in many places around the world. The future success of our business depends on growth in our sales in global markets. Our global operations are subject to numerous financial, legal, and operating risks, such as political and economic instability; prevalence of corruption in certain countries; enforcement of contract and intellectual property rights; and compliance with existing and future laws, regulations, and policies, including those related to exports, imports, tariffs, embargoes and other trade restrictions, investments, taxation, product content and performance, employment, and repatriation of earnings. In addition, we are affected by changes in foreign currency exchange rates, inflation rates, and interest rates. The occurrence or consequences of these risks may make it more difficult to operate our business and may increase our costs, which could decrease our profitability and have an adverse effect on our financial condition.
An inability to respond to changes in customer preferences could result in decreased demand for our products.
Our success depends in part on our ability to anticipate and offer hardware and software products and services that appeal to the changing needs and preferences of our customers in the various markets we serve. Developing new hardware and software products and service offerings requires high levels of innovation, and the development process is often lengthy and costly. If we are not able to anticipate, identify, develop, and market products that respond to changes in customer preferences and emerging technological and broader industry trends, including the adoption and integration of AI, demand for our products could decline.
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
Strategic Transactions and Investments Risks
Significant investments in the business may not achieve intended returns and could adversely affect our financial performance.
We plan to invest over $2 billion over the next five years in manufacturing facilities, digital infrastructure, and talent to support market share growth, operational resilience, and margin expansion. These investments are intended to complement our productivity initiatives and enable long-term global growth. However, there is no assurance that these investments will yield the anticipated benefits. Risks include delays in implementation, cost overruns, supply chain disruptions, and challenges in integrating automation and technologies into our business and manufacturing operations. Additionally, if market conditions change or expected efficiencies do not materialize, the return on these investments may be lower than projected. Furthermore, due to global economic factors or company profitability targets, we may invest at a slower pace than planned, which could impact our ability to achieve desired outcomes. Failure to realize the expected outcomes could negatively impact our operating results and financial condition.
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
•difficulties implementing and maintaining consistent standards, financial systems, internal and other controls, procedures, policies, and information processes and systems;
•difficulties maintaining relationships with our joint venture and other strategic partners (including as a result of such joint venture and other strategic partners having differing business objectives) and managing disputes with such joint venture and other strategic partners that may arise in connection with our relationships with them; and
•difficulties in yielding the desired strategic or financial benefit from venture capital investments, including as a result of being a minority investor.

Strategic transactions and technology investments could result in debt, dilution, liabilities, increased interest expense, restructuring charges, and impairment and amortization expenses related to goodwill and identifiable intangible assets.

Legal, Tax, and Regulatory Risks
New governmental actions and regulations could adversely affect our business.
Governmental actions and regulations, including those related to corporate income taxes, the environment, materials, products, certification and labeling, trade policies, privacy, cybersecurity, AI, or climate change, may be taken in the jurisdictions where we operate that may affect our business activities or may otherwise increase our costs to do business.
In October 2021, the Organization for Economic Cooperation and Development (OECD) and G20 Finance Ministers reached an agreement, known as Base Erosion and Profit Shifting (BEPS) Pillar Two, that, among other things, ensures that income earned in each jurisdiction that qualifying multinational enterprises operate in is subject to a minimum corporate income tax rate of at least 15 percent. Discussions related to the formal implementation and enactment of this agreement, including within the tax law of each member jurisdiction including the United States, are ongoing. Certain countries have enacted the Pillar Two framework, including Singapore, which is expected to result in the greatest impact to the Company. Enactment of this regulation in its current form would generally apply to the Company beginning in fiscal year 2026, resulting in an increase in our effective tax rate as well as in the amount of global corporate income tax paid.
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
As global standards and regulations relating to AI increase and change, it could result in additional costs, reputational harm, legal liability, and regulatory scrutiny related to our use of AI. Additionally, misuse of sensitive data used in AI models may lead to privacy violations or non-compliance with data protection laws.
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

Potential liabilities and costs from litigation could reduce our profitability.
Various lawsuits, claims, and proceedings have been or may be asserted against us relating to the conduct of our business or of our divested businesses, including those pertaining to the safety and security of the hardware and software products, solutions, and services we sell, employment, contract matters, and environmental remediation.
We have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain of our products many years ago. We estimate the future litigation-related costs, including both future claim resolution costs and defense costs, that we expect to incur. This process is not exact because it relies on a variety of assumptions and specific factors that could potentially change over time and therefore increase or decrease our future projected legacy asbestos net liabilities. Our products may also be used in hazardous industrial activities, which could result in product liability claims. While we have insurance coverage for certain of these claims, the uncertainties of litigation and the uncertainties related to the collection of insurance proceeds make it difficult to predict the ultimate resolution of these lawsuits.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
The Company has a cybersecurity risk management program designed to assess, identify, manage, and govern risks from cybersecurity threats. Our cybersecurity risk management program is a key component of our overall enterprise risk management strategy. The Company’s cybersecurity risk management program focuses on risk and threat identification, protection, detection, response, and recovery, designed to protect the confidentiality, integrity, and availability of critical systems and data. The Company’s cybersecurity incident response and crisis management plans are components of the cybersecurity risk management program, focusing on effective response to cybersecurity incidents or attacks. We monitor our internal technology for cybersecurity threats, and we use various security capabilities to mitigate the risk of these threats. Additionally, the Company provides annual cybersecurity and information security awareness training for all employees and contractors. The Company maintains a robust, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
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
We also consider cybersecurity, along with other top risks for the Company, within our ERM framework. The ERM framework includes internal reporting at the business and enterprise levels, with consideration of key risk indicators, trends, and countermeasures for cybersecurity and other types of significant risks. During the year ended September 30, 2025, the Company has not identified risks from cybersecurity threats, including as a result of prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. Nevertheless, the Company recognizes cybersecurity threats are ongoing and evolving, and we continue to remain vigilant. For more information on the Company’s cybersecurity-related risks, see Item 1A. Risk Factors.
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

Item 2. Properties

Our global headquarters in Milwaukee, Wisconsin, an owned facility, includes product development, sales, marketing, manufacturing, supply chain operations, finance, and other administrative and executive office functions. Most of our other facilities are leased and shared across our three operating segments. At September 30, 2025, the Company had two principal distribution locations, one in the U.S. and one in the Netherlands, and approximately ten principal manufacturing facilities worldwide, with the most significant of these located in the U.S., Mexico, Poland, India, Canada, and Singapore. We also have sales and administrative office space at over 200 locations in over 50 countries.
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

Item 4. Mine Safety Disclosures
Not applicable.
Item 4A. Information about our Executive Officers
The name, age, office and position held with the Company, and principal occupations and employment during the past five years of each of the executive officers of the Company as of November 1, 2025 are:

Name, Office and Position, and Principal Occupations and Employment	Age
Blake D. Moret — Chairman of the Board and President and Chief Executive Officer	62
Matheus De A G Viera Bulho — Senior Vice President, Software and Control since April 1, 2024; previously Vice President and General Manager, Production Automation (April 2021 – April 2024) and Vice President, Embedded Software/Hardware Engineering (September 2019 – April 2021)	48
Robert L. Buttermore — Senior Vice President and Chief Supply Chain Officer since February 13, 2023; previously Vice President and General Manager, Power Control Business (July 2018 – February 2023)	52
Matthew W. Fordenwalt — Senior Vice President, Lifecycle Services since June 1, 2023; previously Vice President and General Manager, Systems and Solutions Business (April 2019 – June 2023)	49
Scott A. Genereux — Senior Vice President and Chief Revenue Officer since February 1, 2021; previously Executive Vice President of Worldwide Field Operations at Veritas (provider of information management services) (2017 – 2020)	62
Rebecca W. House — Senior Vice President, Chief People and Legal Officer and Secretary	52
John M. Miller — Vice President and Chief Intellectual Property Counsel	58
Tessa M. Myers — Senior Vice President Intelligent Devices since June 6, 2022; previously Vice President and General Manager, Production Operations Management (April 2021 – June 2022), Vice President, Product Management (October 2020 – April 2021), and Regional President, North America	49
Christopher Nardecchia — Senior Vice President and Chief Information Officer	63
Cyril P. Perducat — Senior Vice President since June 1, 2021 and Chief Technology Officer since July 1, 2021; previously Executive Vice President, Schneider Electric (energy and automation digital solutions)	56
Terry L. Riesterer — Vice President and Controller	57
Christian E. Rothe — Senior Vice President and Chief Financial Officer since August 19, 2024; previously President, Global Industrial Division (January 2022 – August 2024) and President, Global Applied Fluid Technologies Division (June 2018 – December 2021) at Graco Inc. (provider of fluid handling systems and components)	51
Isaac R. Woods — Vice President and Treasurer	40
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
Our common stock, $1 par value, is listed on the New York Stock Exchange and trades under the symbol “ROK”. On October 31, 2025, there were 10,649 shareowners of record of our common stock.
Company Purchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1 – 31, 2025	66,000	$349.43	66,000	$972,655,682
August 1 – 31, 2025	70,946	340.34	70,946	948,509,764
September 1 – 30, 2025	63,000	343.35	63,000	926,879,025
Total	199,946	$344.29	199,946
(1) All of the shares purchased during the quarter ended September 30, 2025, were acquired pursuant to the repurchase program described in (3) below.
(2) Average price paid per share includes brokerage commissions.
(3) On September 11, 2024, the Board of Directors authorized us to expend $1.0 billion to repurchase shares of our common stock. Our repurchase program allows us to repurchase shares at management’s discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

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
The following line graph compares the cumulative total shareowner return on our common stock against the cumulative total return of the S&P Composite-500 Stock Index (S&P 500 Index) and the S&P 500 Selected GICS groups (Capital Goods, Software & Services, and Technology Hardware & Equipment) for the period of five fiscal years from October 1, 2020, to September 30, 2025, assuming in each case a fixed investment of $100 at the respective closing prices on September 30, 2020, and reinvestment of all dividends.
The cumulative total returns on Rockwell Automation common stock and each index as of September 30, 2020 through 2025 plotted in the above graph are as follows:

	2020	2021	2022	2023	2024	2025
Rockwell Automation (1)	$100.00	$135.41	$100.79	$136.20	$130.33	$172.60
S&P 500 Index	100.00	129.99	109.86	133.58	182.12	214.10
S&P Selected GICS groups	100.00	128.33	107.16	140.02	190.95	226.14
Cash dividends per common share	4.08	4.28	4.48	4.72	5.00	5.24
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
Rockwell Automation stands at the intersection of the technological and societal trends that are shaping the future of industrial operations. We see converging megatrends including digitization and AI, energy transition and sustainability, shifting demographics, and an increased need for resiliency.
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

Sustainability
Our 2024 Sustainability Report highlights our sustainability strategy and outcomes. Our sustainability priorities are focused on three outcomes:
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
Market Access and Expansion
Over the past decade, our investments in technology and globalization have enabled us to expand our addressed market to approximately $120 billion. With our focus on innovation and growth, we expect to continue to expand our addressed market over our long-term planning horizon. All of our markets are expected to grow over our long-term planning horizon. Our domestic market projections reflect the opportunity to localize our customers’ supply chain and production operations. Our international market projections reflect higher levels of infrastructure investment and the growing middle-class population. We believe that increased demand for consumer products in our addressed markets will lead to manufacturing investment and provide us with additional growth opportunities in the future.
We have developed a powerful partner ecosystem that acts as an amplifier to our internal capabilities and enables us to serve our customers’ evolving needs around the world.
In most countries, our direct sales force works with Original Equipment Manufacturers (OEMs) or machine builders, system integrators, technology partners, and end users in conjunction with independent distributors. Approximately 65 percent of our global sales are transacted through independent distributors. Sales to our two largest distributors in 2025, 2024, and 2023, which are attributable to all three segments, were approximately 20 percent of our total sales.

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
•industrial AI applications;
•market access in Europe and Asia; and
•product portfolio expansion.
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

There are several ways in which we attract, develop, and retain highly qualified employees, including:
•We make the safety and health of our employees a top priority. We strive for zero workplace injuries and illnesses and operate in a manner that recognizes safety as fundamental to Rockwell Automation being a great place to work. In fiscal 2025, we achieved 0.24 recordable cases per 100 employees.
•We capture and act upon employee feedback through our annual employee engagement survey. It measures several employee experience indicators and drivers and provides an overall employee engagement index (EEI) with external benchmark comparison. The latest survey, conducted in March 2025, showed a resilient EEI of 70 and a global inclusion index score of 74. Additionally, our intent to stay index was 71.
•We invest in growth and development of our employees. As the pace of change increases, it is important we provide re-skilling and upskilling opportunities for our technical talent, along with soft skills and leadership development for all. We offer a portfolio of all employee, managerial, and leader training that spans on-demand, virtual, and live instructor-led formats. Our programs focus on basic as well as transformational skills. Furthermore, our culture is the foundation for everything we do, and it is built on integrity and a shared commitment to innovation and growth. As such, we take great care in ensuring our employees understand our culture and how to activate it through dedicated workshops during our new employee onboarding. In fiscal 2025, the majority of our employees completed one or more of our training programs representing approximately one million learning hours.
•We offer employee assistance and work life benefits to all global employees. Our comprehensive benefits include healthcare benefits, disability and life insurance benefits, paid time off, and leave programs. Rockwell offers plans and resources to help employees meet future savings goals through defined benefit and retirement savings plans. We believe that face to face interaction is critical for our culture, innovation, people development, and engagement, and that flexible, virtual work arrangements help employees be more productive and engaged. During fiscal 2025, we saw strong participation in our Hybrid Workplace Program, which combines the values of both physical workspaces and virtual work options, both of which are important for attracting, retaining, and developing employees and facilitating innovation, engagement, and productivity. We offer flextime, remote work, and part-time arrangements whenever business conditions permit.
We monitor employee retention and attrition rates by several factors. For non-manufacturing roles, we generally experienced flat attrition rates in fiscal 2025 as compared to fiscal 2024. For manufacturing roles, we experienced a significant reduction in attrition rates in fiscal 2025 as compared to fiscal 2024. We believe these rates are favorable to market trends experienced broadly across labor markets in fiscal 2025. We use attrition rate information to identify and address unfavorable trends to mitigate risk to our business. See Item 1A. Risk Factors for a discussion of risks relating to our inability to attract, develop, and retain highly qualified employees.
At September 30, 2025, our employees, including those employed by consolidated subsidiaries, by region were approximately:

North America	9,000
Europe, Middle East and Africa	5,000
Asia Pacific	7,000
Latin America	5,000
Total employees	26,000

Our employees had the following global gender demographics based on voluntary disclosure:

	September 30, 2025
	Women	Men	Undisclosed
All employees	33%	67%	—%
Individual Contributors	34%	66%	—%
People Managers	27%	73%	—%

Technical Talent	20%	80%	—%

Manufacturing Associates	46%	54%	—%
Our U.S. employees had the following race and ethnicity demographics based on voluntary disclosure:

	September 30, 2025
	Black / African American	Asian	Hispanic / Latinx	White	Multiracial, Native American and Pacific Islander	Undisclosed
All U.S. Employees	7%	11%	5%	70%	2%	5%
Individual Contributors	8%	12%	5%	69%	2%	4%
People Managers	6%	7%	5%	75%	1%	6%

Technical Talent	6%	13%	6%	69%	2%	4%

Manufacturing Associates	15%	17%	3%	56%	2%	7%

U.S. Economic Trends
In 2025, sales in the U.S. accounted for over half of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:
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
The table below depicts the trends in these indicators from fiscal 2023 to 2025. These figures are as of November 12, 2025, and are subject to revision by the issuing organizations. Through August, the IP Index did not significantly change from the third quarter of fiscal 2025. Manufacturing PMI results remained below 50 for each of the months in the fourth quarter of fiscal 2025.

	Manufacturing IP Index	PMI
Fiscal 2025 quarter ended:
September 2025 (1)		49.1
June 2025	100.1	49.0
March 2025	100.2	49.0
December 2024	98.9	49.2
Fiscal 2024 quarter ended:
September 2024	99.0	47.5
June 2024	99.4	48.5
March 2024	99.5	50.3
December 2023	99.2	47.1
Fiscal 2023 quarter ended:
September 2023	99.6	49.0
June 2023	99.2	46.0
March 2023	99.2	46.3
December 2022	98.1	48.4
(1) The September 2025 Manufacturing IP Index has not been published as of November 12, 2025. The Manufacturing IP Index was 100.3 for the month ended August 2025.
Inflation in the U.S. has also had an impact on our input costs and pricing. The Producer Price Index (PPI), published by the Bureau of Labor Statistics, measures the average change over time in the selling prices received by domestic producers for their output. September 2025 PPI has not been published as of November 12, 2025. Through August 2025, PPI growth did not significantly change from the third quarter of 2025. After observing double-digit PPI growth through most of 2022, we have now observed PPI growth in the low single digits for the last nine quarters. Producer prices remain elevated, however, year over year increases remain decelerated from the surges in 2023 and 2022.
Non-U.S. Economic Trends
In 2025, sales to customers outside the U.S. accounted for less than half of our total sales. These customers include both indigenous companies and multinational companies with a global presence. In addition to the global factors previously mentioned in the Overview section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure, and expanding consumer markets. We use changes in key countries' gross domestic product (GDP), IP, and PMI as indicators of the growth opportunities in each region where we do business. Industrial production outside the U.S. was mixed in the fourth quarter of fiscal 2025. Manufacturing PMI readings outside the U.S were also mixed with readings in Asia Pacific generally better than readings in Europe, Canada, Mexico, and Brazil.

Outlook

We continue to manage the impact of tariffs through actions including pricing and the use of alternative sources of materials and redundant manufacturing locations. Resiliency actions we took in recent years enable us to build certain high value product lines in more than one geographic location. In consideration of these mitigating actions, tariff costs are expected to be neutral to EPS in fiscal 2026.

Backlog
Our total order backlog consists of (in millions):

	September 30,
	2025	2024
Intelligent Devices	$704	$737
Software & Control	654	653
Lifecycle Services	1,520	1,701
Total Company	$2,878	$3,091
See Note 2 in the Consolidated Financial Statements for additional information on the nature of our products and services and revenue recognition.

Summary of Results of Operations
The following table reflects our sales and operating results (in millions, except per share amounts and percentages):

	Year Ended September 30,
	2025	2024	2023
Sales
Intelligent Devices (a)	$3,756	$3,804	$4,098
Software & Control (b)	2,383	2,187	2,886
Lifecycle Services (c)	2,203	2,273	2,074
Total sales (d)	$8,342	$8,264	$9,058
Segment operating earnings (1)
Intelligent Devices (e)	$676	$700	$828
Software & Control (f)	708	530	953
Lifecycle Services (g)	319	365	148
Total segment operating earnings (2) (h)	1,703	1,595	1,929
Purchase accounting depreciation and amortization, and impairment	(365)	(144)	(264)
Corporate and other (3)	(125)	(114)	(110)
Non-operating pension and postretirement benefit (cost) credit	(1)	20	(83)
Net legacy asbestos and environmental charges (3)	(154)	(21)	(18)
Change in fair value of investments	(3)	—	279
Restructuring charges	5	(97)	—
Interest expense, net	(143)	(139)	(125)
Income before income taxes (i)	917	1,100	1,608
Income tax provision	(168)	(152)	(330)
Net income	749	948	1,278
Net loss attributable to noncontrolling interests	(120)	(5)	(109)
Net income attributable to Rockwell Automation	$869	$953	$1,387

Diluted EPS	$7.67	$8.28	$11.95

Adjusted EPS (4)	$10.53	$9.85	$12.25

Diluted weighted average outstanding shares	113.1	114.5	115.6

Pre-tax margin (i/d)	11.0%	13.3%	17.8%

Intelligent Devices segment operating margin (e/a)	18.0%	18.4%	20.2%
Software & Control segment operating margin (f/b)	29.7%	24.2%	33.0%
Lifecycle Services segment operating margin (g/c)	14.5%	16.1%	7.1%
Total segment operating margin (2) (h/d)	20.4%	19.3%	21.3%

(1) See Note 20 in the Consolidated Financial Statements for the definition of segment operating earnings.
(2) Total segment operating earnings and total segment operating margin are non-GAAP financial measures. We exclude purchase accounting depreciation and amortization, and impairment, corporate and other, non-operating pension and postretirement benefit (cost) credit, net legacy asbestos and environmental charges, change in fair value of investments, restructuring charges aligned with enterprise-wide strategic initiatives, and interest expense, net because we do not consider these items to be directly related to the operating performance of our segments. We believe total segment operating earnings and total segment operating margin are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our operating segments. Our measures of total segment operating earnings and total segment operating margin may be different from measures used by other companies.
(3) Legacy asbestos and environmental charges were previously included in Corporate and other. All periods have been recast to conform with current year presentation.
(4) Adjusted EPS is a non-GAAP earnings measure. See Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation for more information on this non-GAAP measure.

2025 Compared to 2024
Sales
Reported and organic sales in fiscal 2025 increased 1 percent compared to 2024, as currency had no material effect. Pricing increased total company sales by approximately 3 percentage points year over year, realized in the Intelligent Devices and Software & Control segments. Volume decreased total company sales by approximately 2 percentage points year over year driven by the Intelligent Devices segment.
The table below presents our sales for the year ended September 30, 2025, attributed to the geographic regions based upon country of destination, and the percentage change from the same period in 2024 (in millions, except percentages).

		Change vs.	Change in Organic Sales (1) vs.
	Year Ended September 30, 2025	Year Ended September 30, 2024	Year Ended September 30, 2024
North America	$5,270	4%	4%
Europe, Middle East and Africa	1,488	(1)%	(3)%
Asia Pacific	1,024	(5)%	(4)%
Latin America	560	(12)%	(6)%
Total Company Sales	$8,342	1%	1%
(1) Organic sales and organic sales growth exclude the effect of acquisitions, changes in currency exchange rates, and divestitures. See Supplemental Sales Information for information on these non-GAAP measures.
Corporate and Other
Corporate and other expenses were $125 million in fiscal 2025 compared to $114 million in fiscal 2024. Legacy asbestos and environmental charges were previously included in Corporate and other. All periods have been recast to conform with current year presentation.
Purchase Accounting Depreciation and Amortization, and Impairment
Purchase accounting depreciation and amortization, and impairment expense was $365 million in fiscal 2025 compared to $144 million in fiscal 2024. The increase was primarily due to a $224 million non-cash impairment charge related to the Sensia joint venture, or $110 million including the impact of non-controlling interest and tax effects.
Restructuring Charges
During 2025, we reversed $5 million of restructuring accruals primarily due to attrition without payment of severance. Restructuring charges were $97 million in fiscal 2024, which relate to actions in conjunction with an enterprise-wide comprehensive program to optimize cost structure and expand margins. See Note 18 in the Consolidated Financial Statements for more information on our restructuring charges.
Legacy Asbestos and Environmental Charges
In the fourth quarter of 2025, we elected to change our method of accounting for net legacy asbestos-related defense costs from expensing as incurred to accruing for all future defense costs for both known and unknown claims, similar to how we account for indemnity costs. We recorded pre-tax expense in Other (expense) income in the Consolidated Statement of Operations of $136 million in the fourth quarter of 2025 ($103 million after tax or $0.91 per share), which includes charges for a change in accounting method of $91 million and indemnity accrual increase of $45 million. See Notes 1 and 17 in the Consolidated Financial Statements for more information. Amounts were previously recorded in Corporate and other. All periods have been recast to conform with current year presentation.

Income before Income Taxes
Income before income taxes decreased to $917 million in 2025 from $1,100 million in 2024. The decrease was primarily due to higher compensation, the non-cash impairment charge related to the Sensia joint venture, and an accounting change and accrual increase for legacy asbestos liabilities, partially offset by productivity, price realization, and prior year restructuring charges. Total segment operating earnings increased to $1,703 million from $1,595 million in 2024, primarily due to productivity, higher sales driven by price realization, and favorable mix, partially offset by higher compensation and unfavorable net currency.
Income Taxes
The effective tax rate in 2025 was 18.3 percent compared to 13.8 percent in 2024. The increase in the effective tax rate is related to valuation allowances and tax effects from the non-cash impairment charge for the Sensia joint venture and higher discrete tax benefits in 2024 as compared to 2025. The Adjusted Effective Tax Rate in 2025 was 17.1 percent compared to 15.3 percent in 2024. The increase in the Adjusted Effective Tax Rate was primarily due to higher discrete tax benefits in 2024 as compared to 2025.
See Note 16 in the Consolidated Financial Statements for a complete reconciliation of the United States statutory tax rate to the effective tax rate and additional information on tax events in 2025 and 2024 affecting each year’s respective tax rates.
In October 2021, the Organization for Economic Cooperation and Development (OECD) and G20 Finance Ministers reached an agreement, known as Base Erosion and Profit Shifting (BEPS) Pillar Two, that, among other things, ensures that income earned in each jurisdiction that qualifying multinational enterprises operate in is subject to a minimum corporate income tax rate of at least 15 percent. Discussions related to the formal implementation and enactment of this agreement, including within the tax law of each member jurisdiction including the United States, are ongoing. Certain countries have enacted the Pillar Two framework, including Singapore, which is expected to result in the greatest impact to the Company. Enactment of this regulation in its current form would generally apply to the Company beginning in fiscal year 2026, resulting in an approximate increase in our effective tax rate of 3 percent as well as in the amount of global corporate income tax paid.
In addition to BEPS Pillar Two, other items could also affect our effective tax rate, many of which are outside of our control, including:
•changes in the valuation of our deferred tax assets and liabilities, and in deferred tax valuation allowances;
•changes in the relative proportions of revenue and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•changing tax laws, regulations, rates and interpretations in multiple jurisdictions in which we operate;
•changes to the financial accounting rules for income taxes;
•the tax effects of acquisitions; and
•the resolution and timing of issues arising from tax audits.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant tax related provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 (Tax Act), modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates with the earliest provisions taking effect in fiscal 2025 and others beginning in fiscal 2026 and beyond. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. We have reflected the impact in our deferred balances for the year ended September 30, 2025, and will monitor future effects as new guidance emerges. Based on our evaluation of the guidance available to date we believe the provisions will have an overall neutral impact.
Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests was $120 million in 2025 compared to $5 million in 2024. The increase was driven by $107 million of the accounting charge for goodwill and intangibles impairment and related tax effects including tax asset valuation allowances that is attributable to noncontrolling interests.

Diluted EPS and Adjusted EPS
Fiscal 2025 Net income attributable to Rockwell Automation was $869 million or $7.67 per share, compared to $953 million or $8.28 per share in fiscal 2024. The decreases in Net income attributable to Rockwell Automation and diluted EPS were primarily due to lower pre-tax margin and a higher effective tax rate. Pre-tax margin was 11.0% in 2025 compared to 13.3% in 2024. The decrease was primarily due to higher compensation, the non-cash impairment charge related to the Sensia joint venture, and an accounting change and accrual increase for legacy asbestos liabilities, partially offset by productivity, price realization, and prior year restructuring charges. Adjusted EPS was $10.53 in fiscal 2025, up 7 percent compared to $9.85 in fiscal 2024, primarily due to higher segment operating margin. Total segment operating margin was 20.4% in 2025 compared to 19.3% in 2024. The increase in total segment operating margin was primarily due to productivity, higher sales driven by price realization, and favorable mix, partially offset by higher compensation and unfavorable net currency.

Intelligent Devices
Sales
Intelligent Devices reported and organic sales decreased 1 percent in 2025 compared to 2024. All regions experienced reported sales decreases. All regions except Latin America experienced organic sales decreases.
Segment Operating Margin
Intelligent Devices segment operating earnings decreased 3 percent year over year. Segment operating margin decreased to 18.0 percent in 2025 from 18.4 percent in 2024, primarily due to higher compensation, lower sales volume, and a prior year earnout accrual adjustment, partially offset by productivity and price realization.
Software & Control
Sales
Software & Control reported and organic sales increased 9 percent in 2025 compared to 2024. All regions except North America experienced reported and organic sales decreases.
Segment Operating Margin
Software & Control segment operating earnings increased 34 percent year over year. Segment operating margin increased to 29.7 percent in 2025 from 24.2 percent in 2024, primarily due to productivity, higher sales volume, and the positive impact of price realization, partially offset by higher compensation.
Lifecycle Services
Sales
Lifecycle Services reported and organic sales decreased 3 percent in 2025 compared to 2024. All regions except Europe, Middle East, and Africa experienced reported sales decreases. All regions experienced organic sales decreases.
Segment Operating Margin
Lifecycle Services segment operating earnings decreased 13 percent year over year. Segment operating margin decreased to 14.5 percent in 2025 from 16.1 percent in 2024, primarily due to higher compensation, partially offset by strong project execution and productivity.

2024 Compared to 2023
For a discussion of the Company’s fiscal 2024 results compared to fiscal 2023, see Item 7. MD&A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, filed on November 12, 2024.
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

	Year Ended September 30,
	2025	2024	2023
Purchase accounting depreciation and amortization, and impairment
Intelligent Devices	$37	$38	$5
Software & Control	66	68	69
Lifecycle Services	262	38	190
Non-operating pension and postretirement benefit (credit) cost
Intelligent Devices	$(2)	$(7)	$21
Software & Control	(1)	(7)	21
Lifecycle Services	(2)	(10)	28
Restructuring charges
Intelligent Devices	$(2)	$44	$—
Software & Control	(2)	33	—
Lifecycle Services	(1)	20	—

Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation
Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude non-operating pension and postretirement benefit cost (credit), purchase accounting depreciation and amortization, and impairment attributable to Rockwell Automation, net legacy asbestos and environmental charges, change in fair value of investments, and restructuring charges aligned with enterprise-wide strategic initiatives, including their respective tax effects and related valuation allowances.
In 2025, we updated the definition of our non-GAAP earnings measures to exclude net legacy asbestos and environmental charges. We believe the change to our definition provides a more useful presentation of our operating performance to investors as the charges are not reflective of our core operational performance and relate to products sold many years ago including products from divested businesses and environmental matters at previously owned properties. All previously reported amounts within this report have been recast to conform to this new definition. In the fourth quarter of 2025, we elected to change our method of accounting for net legacy asbestos-related defense costs from expensing as incurred to accruing for all future defense costs and a related receivable for insurance recoveries for both known and unknown claims, similar to how we account for indemnity costs. See Notes 1 and 17 for more information related to our legacy asbestos claims and environmental matters.
Purchase accounting depreciation and amortization, and impairment attributable to Rockwell Automation includes a non-cash accounting charge related to goodwill and intangible asset impairment for the year ended September 30, 2025, and goodwill impairment for the year ended September 30, 2023, for the Sensia joint venture. See Note 3 in the Consolidated Financial Statements for more information on our goodwill and intangible asset impairment charges. The tax effect of the purchase accounting depreciation and amortization, and impairment attributable to Rockwell Automation includes the tax effects on the Sensia joint venture impairments and related Sensia tax asset valuation allowances. We recognized restructuring charges in conjunction with an enterprise-wide comprehensive program to optimize cost structure and expand margins in the year ended September 30, 2024. See Note 18 in the Consolidated Financial Statements for more information on our restructuring charges. Non-operating pension and postretirement benefit cost (credit) is defined as all components of our net periodic pension and postretirement benefit cost except for service cost. See Note 14 in the Consolidated Financial Statements for more information on our net periodic pension and postretirement benefit cost.
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

The following are reconciliations of Net income attributable to Rockwell Automation, diluted EPS, and effective tax rate to Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate, respectively (in millions, except per share amounts and percentages):

	Year Ended September 30,
	2025	2024	2023
Net income attributable to Rockwell Automation	$869	$953	$1,387
Non-operating pension and postretirement benefit cost (credit)	1	(20)	83
Tax effect of non-operating pension and postretirement benefit cost (credit)	(1)	4	(21)
Purchase accounting depreciation and amortization, and impairment attributable to Rockwell Automation (1)	249	133	178
Tax effect of purchase accounting depreciation and amortization, and impairment attributable to Rockwell Automation (1)	(38)	(25)	(9)
Net legacy asbestos and environmental charges (2)	154	21	18
Tax effect of net legacy asbestos and environmental charges (2)	(37)	(5)	(4)
Change in fair value of investments	3	—	(279)
Tax effect of change in fair value of investments	(1)	—	68
Restructuring charges	(5)	97	—
Tax effect of restructuring charges	1	(25)	—
Adjusted Income (2)	$1,195	$1,133	$1,421

Diluted EPS	$7.67	$8.28	$11.95
Non-operating pension and postretirement benefit cost (credit)	0.01	(0.17)	0.72
Tax effect of non-operating pension and postretirement benefit cost (credit)	(0.01)	0.03	(0.18)
Purchase accounting depreciation and amortization, and impairment attributable to Rockwell Automation	2.20	1.16	1.54
Tax effect of purchase accounting depreciation and amortization, and impairment attributable to Rockwell Automation	(0.34)	(0.22)	(0.08)
Net legacy asbestos and environmental charges	1.36	0.18	0.16
Tax effect of net legacy asbestos and environmental charges	(0.33)	(0.04)	(0.03)
Change in fair value of investments	0.02	—	(2.42)
Tax effect of change in fair value of investments	(0.01)	(0.01)	0.59
Restructuring charges	(0.05)	0.85	—
Tax effect of restructuring charges	0.01	(0.21)	—
Adjusted EPS	$10.53	$9.85	$12.25

Effective tax rate	18.3%	13.8%	20.5%
Tax effect of non-operating pension and postretirement benefit cost (credit)	0.1%	(0.1)%	0.3%
Tax effect of purchase accounting depreciation and amortization, and impairment attributable to Rockwell Automation	(2.5)%	0.4%	(3.7)%
Tax effect of net legacy asbestos and environmental charges	1.1%	0.2%	0.1%
Tax effect of change in fair value of investments	0.1%	0.1%	(0.7)%
Tax effect of restructuring charges	—%	0.9%	—%
Adjusted Effective Tax Rate	17.1%	15.3%	16.5%
(1) 2025 includes $110 million net expense from a $224 million goodwill and intangible asset non-cash impairment charge included in Income before income taxes, ($7) million tax effect including related valuation allowances recorded in the Income tax provision, and ($107) million Net loss attributable to noncontrolling interests. 2023 includes $98 million net expense from a $158 million goodwill impairment charge included in Income before income taxes, $33 million tax effect including related valuation allowances recorded in the Income tax provision, and ($93) million Net loss attributable to noncontrolling interests.
(2) All periods have been recast to conform with current year presentation.

Financial Condition
The following is a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Year Ended September 30,
	2025	2024	2023
Cash provided by (used for)
Operating activities	$1,544	$864	$1,374
Investing activities	(216)	(982)	854
Financing activities	(1,335)	(503)	(1,676)
Effect of exchange rate changes on cash	4	12	20
(Decrease) increase in cash, cash equivalents, and restricted cash	$(3)	$(609)	$572
The following table summarizes free cash flow, which is a non-GAAP financial measure (in millions):

	Year Ended September 30,
	2025	2024	2023
Cash provided by operating activities	$1,544	$864	$1,374
Capital expenditures	(186)	(225)	(161)
Free cash flow	$1,358	$639	$1,213
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
Cash provided by operating activities was $1,544 million for the year ended September 30, 2025, compared to $864 million for the year ended September 30, 2024. Free cash flow was $1,358 million for the year ended September 30, 2025, compared to $639 million for the year ended September 30, 2024. The year-over-year increases in cash provided by operating activities and free cash flow were primarily due to cost reduction and other margin expansion initiatives, no payout of incentive compensation in the first quarter of fiscal 2025 related to fiscal 2024 performance, and lower tax payments, partially offset by a voluntary pre-tax contribution of $70 million to the company's U.S. pension plan.
Our Short-term debt as of September 30, 2025 and 2024, includes commercial paper borrowings of $522 million and $657 million, with a weighted average interest rate of 4.24 percent and 5.14 percent, and a weighted average maturity period of 16 days and 24 days, respectively. In December 2022, Sensia entered into an unsecured $75 million line of credit. As of September 30, 2025 and 2024, included in Short-term debt was $70 million borrowed against the line of credit with an interest rate of 5.18 percent and 6.17 percent, respectively. Also included in Short-term debt as of September 30, 2025, and September 30, 2024, was $14 million and $42 million, respectively, of interest-bearing loans from Schlumberger (SLB) to Sensia. In April 2025, $14 million of new interest-bearing loans from SLB to Sensia were entered into, and in October 2025, these loans were extended to January 15, 2026. The loans outstanding as of September 30, 2024, were extended to October 15, 2026, and are included in Long-term debt as of September 30, 2025.

We repurchased approximately 1.5 million shares of our common stock under our share repurchase program in 2025 at a total cost of $419 million and an average cost of $279.43 per share. In 2024, we repurchased approximately 2.2 million shares of our common stock under our share repurchase program at a total cost of $594 million and an average cost of $272.97 per share. At September 30, 2025, there were $1 million of outstanding common stock share repurchases recorded in Accounts payable that do not settle until 2026. At September 30, 2024, there was no significant outstanding common stock share repurchases recorded in Accounts payable that did not settle until 2025. Our decision to repurchase shares in 2026 will depend on business conditions, free cash flow generation, other cash requirements, and stock price. At September 30, 2025, we had approximately $927 million remaining for share repurchases under our existing board authorizations. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding share repurchases.
We expect future uses of cash to include working capital requirements, capital expenditures, dividends to shareowners, repurchases of common stock, repayments of debt, additional contributions to our retirement plans, and acquisitions of businesses and other inorganic investments. We expect capital expenditures in 2026 to be approximately $270 million. Significant long-term uses of cash include the following (in millions):

	Payments by Period
	Total	2026	2027	2028	2029	2030	Thereafter
Long-term debt and interest (1)	4,712	$102	$102	$344	$503	$71	$3,590
Minimum lease payments (Note 19)	479	112	96	76	53	40	102
Postretirement benefits (2)	41	6	6	5	5	4	15
Pension funding contribution (3)	23	23	—	—	—	—	—
Net legacy asbestos liabilities (4)	151	12	15	13	12	10	89
Transition tax (5)	97	97	—	—	—	—	—
Total	$5,503	$352	$219	$438	$573	$125	$3,796
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
(3) Amounts reported for pension funding contributions reflect current estimates. Contributions to our pension plans beyond 2026 will depend on future investment performance of our pension plan assets, changes in discount rate assumptions, and governmental regulations in effect at the time. Amounts subsequent to 2026 are excluded from the summary above, as we are unable to make a reasonably reliable estimate of these amounts. The minimum contribution for our U.S. pension plan as required by the Employee Retirement Income Security Act (ERISA) is currently zero. We may make additional contributions to this plan at the discretion of management.
(4) Amounts reflect current estimates of net annual payments to resolve claims and will vary based on settlement rates and values, changes in state and national laws, defense strategies, and insurance recoveries.
(5) Under the Tax Act, the Company elected to pay the transition tax interest-free over eight years, with 8% paid in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight.
We expect to fund future uses of cash with a combination of existing cash balances, cash generated by operating activities, commercial paper borrowings, or new issuances of debt or other securities. In addition, we have access to unsecured credit facilities with various banks.
At September 30, 2025, the majority of our Cash and cash equivalents were held by non-U.S. subsidiaries. We use a global cash pooling arrangement to efficiently manage liquidity among our entities. As a result of the broad changes to the U.S. international tax system under the Tax Act, the Company accounts for taxes on earnings of substantially all of its non-U.S. subsidiaries including both non-U.S. and U.S. taxes. The Company has concluded that earnings of a limited number of its non-U.S. subsidiaries are indefinitely reinvested.

In May 2025, we entered into a $500 million senior unsecured 364-day term loan credit agreement and were advanced the full loan amount. In August and September 2025, we repaid the loan amount. The credit agreement remains available until May 2026. This agreement was in addition to our existing $1.5 billion unsecured revolving credit facility expiring in June 2027, which remains outstanding and undrawn as of September 30, 2025. Both the credit facility and credit agreement use the secured overnight funding rate (SOFR) as the primary basis for determining interest payments. We can increase the aggregate amount of our credit facility by up to $750 million, subject to the consent of the banks in the credit facility. We did not borrow against the credit facility during the periods ended September 30, 2025, or September 30, 2024. The term loan agreement contains covenants similar to those under our credit facility, in which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA for the preceding four quarters to consolidated interest expense for the same period. We were in compliance with all covenants under our credit agreement and credit facilities at September 30, 2025, and September 30, 2024.
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
Separate short-term unsecured credit facilities of approximately $275 million at September 30, 2025, were available to non-U.S. subsidiaries, of which approximately $34 million was committed under letters of credit. Borrowings under our non-U.S. credit facilities at September 30, 2025 and 2024, were not significant. There are no significant commitment fees or compensating balance requirements under our credit facilities.
The following is a summary of our credit ratings as of November 12, 2025:

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
We use foreign currency forward exchange contracts to manage certain foreign currency risks. We enter into these contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years. We also may use these contracts to hedge portions of our net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. In 2025 we entered into cross-currency swaps that we designated as a partial hedge of our net investment in certain Euro, Swiss franc, and Chinese yuan functional currency denominated subsidiaries. There were no net investment hedges as of September 30, 2024. In addition, we use foreign currency forward exchange contracts that are not designated as hedges to offset transaction gains or losses associated with some of our assets and liabilities resulting from intercompany loans or other transactions with third parties that are denominated in currencies other than our entities’ functional currencies. Our foreign currency forward exchange contracts are denominated in currencies of major industrial countries. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities.

Cash dividends declared to shareowners were $593 million in 2025 ($5.24 per common share), $573 million in 2024 ($5.00 per common share), and $544 million in 2023 ($4.72 per common share). Our quarterly dividend rate as of September 30, 2025, is $1.31 per common share ($5.24 per common share annually), which is determined at the sole discretion of our Board of Directors.
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
The following is a reconciliation of reported sales to organic sales by geographic region (in millions):

	Year Ended September 30, 2025				Year Ended September 30, 2024
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
North America	$5,270	$2	$(12)	$5,280	$5,053
Europe, Middle East and Africa	1,488	—	29	1,459	1,504
Asia Pacific	1,024	—	(8)	1,032	1,073
Latin America	560	—	(38)	598	634
Total Company Sales	$8,342	$2	$(29)	$8,369	$8,264

	Year Ended September 30, 2024				Year Ended September 30, 2023
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
North America	$5,053	$82	$(4)	$4,975	$5,224
Europe, Middle East and Africa	1,504	9	21	1,474	1,871
Asia Pacific	1,073	5	(18)	1,086	1,358
Latin America	634	—	5	629	605
Total Company Sales	$8,264	$96	$4	$8,164	$9,058

The following is a reconciliation of reported sales to organic sales by operating segment (in millions):

	Year Ended September 30, 2025				Year Ended September 30, 2024
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
Intelligent Devices	$3,756	$—	$(16)	$3,772	$3,804
Software & Control	2,383	—	(9)	2,392	2,187
Lifecycle Services	2,203	2	(4)	2,205	2,273
Total Company Sales	$8,342	$2	$(29)	$8,369	$8,264

	Year Ended September 30, 2024				Year Ended September 30, 2023
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
Intelligent Devices	$3,804	$69	$3	$3,732	$4,098
Software & Control	2,187	—	2	2,185	2,886
Lifecycle Services	2,273	27	(1)	2,247	2,074
Total Company Sales	$8,264	$96	$4	$8,164	$9,058

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
Goodwill and Intangibles Valuation - Sensia Reporting Unit
We monitor adverse events, conditions or changes in circumstances that would indicate impairment of intangible assets that are subject to amortization. When such events, conditions or changes in circumstances occur, we assess the recoverability of the assets by comparing the undiscounted future cash flows attributable to the intangible assets to their carrying amount. If the undiscounted future cash flows are less than the carrying amount, an impairment charge based on the excess of the carrying amount over the fair value of the assets, is recorded.
As a result of the historical financial performance of the Sensia joint venture not achieving expectations, during the fourth quarter of fiscal 2025, a strategic review by the partners resulted in a decision to pursue an orderly dissolution. This decision to dissolve resulted in downward revisions to growth and profitability projections. The decision by the joint partners to pursue dissolution of the joint venture is a triggering event for impairment testing. For the Sensia reporting unit identifiable intangible assets subject to amortization within the Lifecycle Services operating segment, we believed these changes that occurred during the fourth quarter of 2025 would indicate a potential impairment. The estimated undiscounted future cash flows attributable to the reporting unit were less than the carrying value; therefore, we determined the fair value for Sensia identifiable intangible assets as of September 30, 2025. We engaged an independent third-party valuation specialist to assist with the fair value determination of the identifiable intangible assets, primarily customer relationships, using a multi-period excess earnings model. We compared the fair value of $58 million to the carrying value, which resulted in a pre-tax, non-cash intangible asset impairment charge of $63 million during the fourth quarter of fiscal 2025. Subsequent to the impairment, our consolidated intangible asset balance as of September 30, 2025, is $864 million, including $58 million of identifiable intangible assets within the Sensia reporting unit.
Following the intangible asset impairment analysis, we estimated the fair value of the Sensia reporting unit using an income approach derived from discounted cash flows. As of September 30, 2025, the carrying value of the Sensia reporting unit, after consideration of the fourth quarter intangible asset impairment, was determined to be in excess of the reporting unit’s fair value, resulting in a $161 million pre-tax, non-cash goodwill impairment charge recorded in the Consolidated Statement of Operations. Subsequent to the impairment, our consolidated goodwill balance as of September 30, 2025, is $3,839 million and there is no remaining goodwill within the Sensia reporting unit.
Critical assumptions used in this approach included estimated future revenue growth rates and Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) margins, and a discount rate. Estimated future revenue and EBITDA margins are based on our best estimate about current and future conditions. The forecasted near-term growth rate projections take into account recent revenue performance and the order backlog. Margin assumptions reflect volume, mix, productivity and price estimates. These estimates and assumptions are based on a number of factors, including historical experience, reference to external product available market and industry growth publications, and analysis of peer group projections. Actual results and forecasts of revenue growth and margins for the Sensia reporting unit may be impacted by its concentration within the Oil & Gas industry and with its customer base. Demand for Sensia hardware and software products, solutions, and services is sensitive to industry volatility and risks, including those related to commodity prices, supply and demand dynamics, production costs, geological activity, and political activities. We determined the discount rate using a weighted average cost of capital adjusted for risk factors.
Subsequent to September 30, 2025, and prior to the issuance of these financial statements, the joint venture parents have signed a term sheet that details the distribution of assets and related terms and conditions for the dissolution. As a result, the assets and liabilities to be distributed have met the requirements as held for sale and will be reported as such in our first fiscal quarter. The transaction is expected to close in the first half of fiscal 2026 subject to customary closing conditions.
We performed our annual quantitative impairment test for the Sensia reporting unit during the second quarter of fiscal 2025 and concluded that the goodwill balance within the reporting unit of $161 million was not impaired.

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
Our global pension expense was $38 million, $13 million and $122 million in 2025, 2024, and 2023, respectively. Global pension expense in 2023 included $123 million of settlement charges. Approximately all of our 2025 global pension expense and 69 percent of our global projected benefit obligation relate to our U.S. pension plan. The discount rate used to determine our 2025 U.S. pension expense was 5.10 percent, compared to 6.10 percent for 2024.
For 2026, our U.S. discount rate will increase to 5.35 percent from 5.10 percent in 2025. The discount rate was set as of our September 30 measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans.
The changes in our discount rate have an inverse relationship with our net periodic benefit cost and projected benefit obligation. The following chart illustrates the estimated change in projected benefit obligation and annual net periodic benefit cost assuming a change of 25 basis points in the discount rate for our U.S. pension plans (in millions):

	Pension Benefits
	Change in Projected Benefit Obligation	Change in Net Periodic Benefit Cost (1)
Discount rate	$56	$6
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
Our primary incentive program provides distributors with cash rebates or account credits based on agreed amounts that vary depending on the customer to whom our distributor ultimately sells the product. A critical assumption used in estimating the accrual for this program is the time period from when revenue is recognized to when the rebate is processed. Our estimate is based primarily on historical experience. If the time period were to change by 10 percent, the effect would be an adjustment to the accrual of approximately $24 million.
More information regarding our revenue recognition and returns, rebates, and incentives policies are contained in Note 1 and Note 2 in the Consolidated Financial Statements.
Legacy Asbestos-related Matters
We (including our subsidiaries) have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago, including products from divested businesses for which we have agreed to defend and indemnify claims. Additionally, we have maintained insurance coverage that includes indemnity and defense costs, over and above self-insured retentions, for many of these claims. See Notes 1 and 17 in the Consolidated Financial Statements for more information.

We accrue for net legacy asbestos-related matters based upon an assessment of the ultimate liability for claims incurred, whether filed or not, including estimates of both future claim resolution costs and defense costs. We utilize historical claim and defense costs trends as well as a third-party actuarial valuation in determining estimated reserves and related insurance recoveries which we believe are probable and reasonably estimable through a 2060 terminal year. Accruals total $441 million at September 30, 2025, and are included in the Consolidated Balance Sheet in Other current liabilities and Other liabilities, with insurance recoveries related to these matters of $290 million recorded in Receivables and Other assets.
The valuation of the accrual is based on several critical assumptions, including projections of future claims, dismissal rates, average settlement values, inflation rates, and the ratio of defense costs to indemnity payments. We typically rely on a five-year historical average for dismissal rates, settlement values, and defense-to-indemnity ratios, adjusted to exclude outlier data and informed by input from national counsel regarding the current docket and jurisdictional trends. Future claims estimates are developed using actuarial models grounded in widely accepted industry studies, and inflation assumptions are aligned with long-term, broadly recognized economic indicators. The aggregate impact of these assumptions reflects estimated payments for approximately 12,130 claims and projected dismissals of approximately 24,340 claims through the 2060 terminal year.
Acquisitions - Clearpath Intangible Assets Valuation
We account for business acquisitions by allocating the purchase price to tangible and intangible assets acquired and liabilities assumed at their fair values; the excess of the purchase price over the allocated amount is recorded as goodwill. We engaged an independent third-party valuation specialist to assist with the fair value allocation of the intangible assets assumed through the Clearpath Robotics, Inc. acquisition including its industrial division OTTO Motors (Clearpath). The intangible assets were valued using income approaches, specifically the relief from royalty method and multi-period excess earnings method. This required the use of several assumptions and estimates including forecasted revenue growth rates, margin, and cash flows attributable to existing customers, obsolescence factor, royalty rate, contributory asset charges, customer attrition rate, and discount rates. Although we believe the assumptions and estimates made were reasonable and appropriate, these estimates require judgment and are based in part on historical experience and information obtained from Clearpath management.
The key assumption requiring the use of judgement in the valuation of the $270 million technology asset was the obsolescence factor. The obsolescence factor of 12 years was calculated based on the depletion of existing technology using a variety of factors including research and development spend toward new product development and scheduled patent expiration. A two-year change in this assumption would result in a change of approximately $82 million in intangible assets. The key assumption requiring the use of judgement in the valuation of the $41 million trademark intangible asset was the weighted average royalty rate of 2.05 percent. This rate was based on royalty market data. A 100 basis point change in the royalty rate would result in a change of $20 million in intangible assets.
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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include transactions denominated in currencies other than a location’s functional currency, transaction gains and losses associated with intercompany loans with foreign subsidiaries, and translation of local currency balances of foreign subsidiaries. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and the use of financial instruments including, but not limited to, foreign currency forward exchange contracts and cross-currency swaps. We enter into these contracts with major financial institutions that we believe to be creditworthy. We do not enter into derivative financial instruments for speculative purposes. We record all derivatives on the balance sheet at fair value regardless of the purpose for holding them.
The use of foreign currency forward exchange contracts allows us to manage transactional exposure to exchange rate fluctuations as the gains or losses incurred on these contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Foreign currency forward exchange contracts are denominated in currencies of major industrial countries in which we operate. The fair value of our foreign currency forward exchange contracts is an asset of $8 million and a liability of $23 million at September 30, 2025. For assets and liabilities denominated in currencies other than a location’s functional currency without offsetting foreign currency forward exchange contracts, a 10 percent adverse change in the underlying foreign currency exchange rates would reduce our pre-tax income by approximately $35 million.
During 2025, we entered into cross-currency swaps in order to manage foreign currency translation risk of local currency balances of foreign subsidiaries. We designated the cross-currency swaps as a partial hedge of our net investment in certain subsidiaries that are not U.S. dollar functional. As a result, changes in the fair value of the cross-currency swaps are recorded in accumulated currency translation adjustments within equity in the Consolidated Balance Sheet. A hypothetical 10 percent adverse change in the cross-currency swaps’ underlying spot rates would result in an additional cash outflow at maturity of $80 million. The fair value of these instruments prior to maturity also includes an interest rate component; however, we currently have no plans to settle these swaps before their maturity and, therefore, fluctuations in market interest rates would not have an effect on our results of operations.
Derivatives that are not designated as hedges for accounting purposes are adjusted to fair value through earnings. For derivatives that are hedges, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in Other comprehensive income until the hedged item is recognized in earnings. We recognize the ineffective portion of a derivative’s change in fair value in earnings immediately. There was no impact on earnings due to ineffective hedges in 2025, 2024, or 2023. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with the hedged exposures and related contracts would not be significant to our financial condition or results of operations.
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
Our Short-term debt as of September 30, 2025 and 2024, includes commercial paper borrowings of $522 million and $657 million, with a weighted average interest rate of 4.24 percent and 5.14 percent, and a weighted average maturity period of 16 days and 24 days, respectively. In December 2022, Sensia entered into an unsecured $75 million line of credit. As of September 30, 2025 and 2024, included in Short-term debt was $70 million borrowed against the line of credit with an interest rate of 5.18 percent and 6.17 percent, respectively. Also included in Short-term debt as of September 30, 2025, and September 30, 2024, was $14 million and $42 million, respectively, of interest-bearing loans from Schlumberger (SLB) to Sensia. In April 2025, $14 million of new interest-bearing loans from SLB to Sensia were entered into, and in October 2025, these loans were extended to January 15, 2026. The loans outstanding as of September 30, 2024, were extended to October 15, 2026, and are included in Long-term debt as of September 30, 2025. We have issued, and anticipate continuing to issue, short-term commercial paper obligations as needed. Changes in market interest rates on commercial paper borrowings affect our results of operations. A hypothetical 50 basis point increase in average market interest rates related to our short-term debt would not be significant to our results of operations or financial condition.
We had outstanding fixed rate long-term and current portion of long-term debt obligations with a carrying value of $2,616 million at September 30, 2025, and $2,868 million at September 30, 2024. The fair value of this debt was approximately $2,352 million at September 30, 2025, and $2,639 million at September 30, 2024. The potential increase in fair value on such fixed-rate debt obligations from a hypothetical 50 basis point decrease in market interest rates would not be significant to our results of operations or financial condition. We currently have no plans to repurchase our outstanding fixed-rate instruments before their maturity and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or shareowners’ equity.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEET
(in millions, except per share amounts)

	September 30,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$468	$471
Receivables	1,931	1,802
Inventories	1,247	1,293
Other current assets	265	315
Total current assets	3,911	3,881
Property, net of accumulated depreciation	797	777
Operating lease right-of-use assets	403	423
Goodwill	3,839	3,993
Other intangible assets, net	864	1,066
Deferred income taxes	596	517
Other assets	809	575
Total	$11,219	$11,232
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term debt	$608	$771
Current portion of long-term debt	2	307
Accounts payable	930	860
Compensation and benefits	432	259
Contract liabilities	621	584
Customer returns, rebates, and incentives	347	347
Other current liabilities	505	476
Total current liabilities	3,445	3,604
Long-term debt	2,614	2,561
Retirement benefits	406	549
Operating lease liabilities	329	356
Other liabilities	714	487
Commitments and contingent liabilities (Note 17)
Shareowners’ equity
Common stock ($1.00 par value, shares issued: 141.4 and 181.4, respectively)	141	181
Additional paid-in capital	2,283	2,188
Retained earnings	5,422	9,635
Accumulated other comprehensive loss	(657)	(772)
Common stock in treasury, at cost (shares held: 29.0 and 68.3, respectively)	(3,535)	(7,734)
Shareowners’ equity attributable to Rockwell Automation, Inc.	3,654	3,498
Noncontrolling interests	57	177
Total shareowners’ equity	3,711	3,675
Total	$11,219	$11,232
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30,
	2025	2024	2023
Sales
Products and solutions	$7,364	$7,331	$8,225
Services	978	933	833
	8,342	8,264	9,058
Cost of sales
Products and solutions	(3,785)	(3,908)	(4,103)
Services	(541)	(505)	(532)
	(4,326)	(4,413)	(4,635)
Gross profit	4,016	3,851	4,423
Selling, general and administrative expenses	(1,914)	(2,001)	(2,024)
Engineering and development	(679)	(658)	(706)
Change in fair value of investments	(3)	—	279
Other (expense) income (Note 15)	(123)	62	(71)
Goodwill and intangible asset impairment	(224)	—	(158)
Interest expense	(156)	(154)	(135)
Income before income taxes	917	1,100	1,608
Income tax provision (Note 16)	(168)	(152)	(330)
Net income	749	948	1,278
Net loss attributable to noncontrolling interests	(120)	(5)	(109)
Net income attributable to Rockwell Automation, Inc.	$869	$953	$1,387
Earnings per share:
Basic	$7.69	$8.32	$12.03
Diluted	$7.67	$8.28	$11.95
Weighted average outstanding shares:
Basic	112.7	114.0	114.8
Diluted	113.1	114.5	115.6
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2025	2024	2023
Net income	$749	$948	$1,278
Other comprehensive income
Pension and other postretirement benefit plan adjustments (net of tax (expense) benefit of ($31), $7, and ($15))	96	(23)	40
Currency translation adjustments	16	68	100
Net change in cash flow hedges (net of tax (expense) benefit of ($2), $11, and $5)	3	(27)	(12)
Other comprehensive income	115	18	128
Comprehensive income	864	966	1,406
Comprehensive loss attributable to noncontrolling interests	(120)	(5)	(109)
Comprehensive income attributable to Rockwell Automation, Inc.	$984	$971	$1,515
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2025	2024	2023
Operating activities:
Net income	$749	$948	$1,278
Adjustments to arrive at cash provided by operating activities
Depreciation	173	162	134
Amortization of intangible assets	152	155	116
Change in fair value of investments	3	—	(279)
Share-based compensation expense	85	100	88
Retirement benefit expense	43	18	126
Pension contributions	(88)	(27)	(26)
Deferred income taxes	(114)	(68)	(100)
Net loss on disposition and impairment of property	13	—	1
Accounting method change for net legacy asbestos-related defense costs	91	—	—
Goodwill and intangible asset impairment	224	—	158
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments
Receivables	(117)	405	(369)
Inventories	55	132	(296)
Accounts payable	53	(291)	70
Contract liabilities	39	(7)	107
Compensation and benefits	168	(255)	209
Income taxes	(54)	(237)	104
Other assets and liabilities	69	(171)	53
Cash provided by operating activities	1,544	864	1,374
Investing activities:
Capital expenditures	(186)	(225)	(161)
Acquisition of businesses, net of cash acquired	—	(749)	(168)
Purchases of investments	(14)	(10)	(27)
Proceeds from sale of investments	—	—	1,210
Other investing activities	(16)	2	—
Cash (used for) provided by investing activities	(216)	(982)	854
Financing activities:
Net (repayment) issuance of short-term debt	(134)	655	(257)
Issuance of short-term debt, net of issuance costs	513	19	—
Issuance of long-term debt, net of discount and issuance costs	14	—	—
Repayment of short-term debt	(500)	—	(19)
Repayment of long-term debt	(303)	—	(600)
Cash dividends	(591)	(571)	(542)
Purchases of treasury stock	(425)	(595)	(312)
Proceeds from the exercise of stock options	101	39	89
Other financing activities	(10)	(50)	(35)
Cash used for financing activities	(1,335)	(503)	(1,676)
Effect of exchange rate changes on cash	4	12	20
(Decrease) increase in cash, cash equivalents, and restricted cash	(3)	(609)	572
Cash, cash equivalents, and restricted cash at beginning of year	471	1,080	508
Cash, cash equivalents, and restricted cash at end of year	$468	$471	$1,080
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$468	$471	$1,072
Restricted cash, current (Other current assets)	—	—	8
Total cash, cash equivalents, and restricted cash	$468	$471	$1,080
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners’ equity
Balance at September 30, 2022	$181	$2,007	$8,412	$(918)	$(6,957)	$2,725	$291	$3,016
Net income (loss)	—	—	1,387	—	—	1,387	(109)	1,278
Other comprehensive income	—	—	—	128	—	128	—	128
Common stock issued (including share-based compensation impact)	—	95	—	—	82	177	—	177
Share repurchases	—	—	—	—	(312)	(312)	—	(312)
Cash dividends declared (1)	—	—	(544)	—	—	(544)	—	(544)
Balance at September 30, 2023	$181	$2,102	$9,255	$(790)	$(7,187)	$3,561	$182	$3,743
Net income (loss)	—	—	953	—	—	953	(5)	948
Other comprehensive income	—	—	—	18	—	18	—	18
Common stock issued (including share-based compensation impact)	—	86	—	—	53	139	—	139
Share repurchases	—	—	—	—	(600)	(600)	—	(600)
Cash dividends declared (1)	—	—	(573)	—	—	(573)	—	(573)
Balance at September 30, 2024	$181	$2,188	$9,635	$(772)	$(7,734)	$3,498	$177	$3,675
Net income (loss)	—	—	869	—	—	869	(120)	749
Other comprehensive income	—	—	—	115	—	115	—	115
Common stock issued (including share-based compensation impact)	—	95	—	—	93	188	—	188
Share repurchases	—	—	—	—	(423)	(423)	—	(423)
Retirement of treasury shares	(40)	—	(4,489)	—	4,529	—	—	—
Cash dividends declared (1)	—	—	(593)	—	—	(593)	—	(593)
Balance at September 30, 2025	$141	$2,283	$5,422	$(657)	$(3,535)	$3,654	$57	$3,711
(1) Cash dividends were $5.24 per share in 2025; $5.00 per share in 2024; and $4.72 per share in 2023.
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
Certain prior-year amounts in the Consolidated Statement of Operations have been reclassified to Engineering and development to conform to the current-year presentation, which we believe enhances transparency and provides a clearer view of overall business performance. This revised presentation also aligns more closely with the reporting practices of our industry peers, facilitating improved comparability for stakeholders. These reclassifications had no impact on net income, earnings per share, cash flows, segment operating earnings, or the financial position of the Company. For the years ended September 30, 2025, 2024, and 2023, the reclassifications resulted in a decrease to Cost of sales in the amounts of $679 million, $658 million, and $706 million, respectively.
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
Use of Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. We use estimates in accounting for, among other items, customer returns, rebates, and incentives; allowance for doubtful accounts; excess and obsolete inventory; share-based compensation; acquisitions, including consolidation and intangible assets; goodwill and intangible asset impairment; product warranty obligations; capitalization of internal-use software; retirement benefits; litigation, claims, and contingencies, including legacy asbestos and environmental matters, conditional asset retirement obligations, and contractual indemnifications; leases; and income taxes. We account for changes to estimates and assumptions prospectively when warranted by factually-based experience.
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
Receivables
We record an allowance for doubtful accounts and expected credit losses based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are recorded net of an allowance for doubtful accounts of $21 million at September 30, 2025, and $22 million at September 30, 2024. The changes to our allowance for doubtful accounts during the years ended September 30, 2025 and 2024, were not material and primarily consisted of current-period provisions, write-offs charged against the allowance, recoveries collected, and foreign currency translation.
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
Property
Property, including internal-use software and software to provide a service (e.g. SaaS arrangements), is recorded at cost. Equipment under finance leases are stated at the present value of minimum lease payments. We calculate depreciation of property using the straight-line method over 3 to 40 years for buildings and improvements, 3 to 20 years for machinery and equipment, and 3 to 10 years for computer hardware and internal-use software. We capitalize significant renewals and enhancements and write off replaced units. Implementation costs incurred in a cloud computing arrangement that is a service contract are recorded in Other current assets and Other assets on the Consolidated Balance Sheet and are amortized over the expected service period. We expense maintenance and repairs, as well as renewals of minor amounts. Property acquired during the year that is accrued within Accounts payable or Other current liabilities at year end is considered to be a non-cash investing activity and is excluded from cash used for capital expenditures in the Consolidated Statement of Cash Flows. Capital expenditures of $56 million, $42 million, and $43 million were accrued within Accounts payable and Other current liabilities at September 30, 2025, 2024, and 2023, respectively.

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
We perform our annual evaluation of goodwill and indefinite life intangible assets for impairment as required under U.S. GAAP during the second quarter of each year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Any excess in carrying value over the estimated fair value is charged to results of operations. For our annual evaluation of goodwill, we may perform a qualitative test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in order to determine whether it is necessary to perform a quantitative goodwill impairment test. Our reporting units for goodwill evaluation consist of the Intelligent Devices segment, the Software & Control segment, the Lifecycle Services segment (excluding Sensia), and Sensia. When performing the quantitative goodwill impairment test, we determine the fair value of each reporting unit using either an income approach derived from discounted cash flows or a market multiples approach using selected comparable public companies, or a combination thereof.
Significant assumptions used in the income approach include: management’s forecasted cash flows, including estimated future revenue growth rates and Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) margins, and a discount rate. Forecasts of future revenue growth and margins are based on management’s best estimates. Actual results and forecasts of revenue growth and margins for the Sensia reporting unit may be impacted by its concentration within the Oil & Gas industry and with its customer base. Demand for Sensia hardware and software products, solutions, and services is sensitive to industry volatility and risks, including those related to commodity prices, supply and demand dynamics, production costs, geological activity, and political activities. The discount rate is determined using a weighted average cost of capital adjusted for risk factors specific to the reporting unit, including risks associated with our above market revenue growth assumptions, historical performance, and industry-specific and economic factors. Significant assumptions used in the market multiples approach include selection of the comparable public companies and calculation of the appropriate market multiples.
We amortize all intangible assets with finite useful lives on a straight-line basis over their estimated useful lives. Useful lives assigned range from 3 to 15 years for trademarks, 5 to 20 years for customer relationships, 5 to 17 years for technology, and 5 to 30 years for other intangible assets.
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
Derivative Financial Instruments
We use derivative financial instruments in the form of foreign currency forward exchange contracts to manage certain foreign currency risks. We enter into these contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years. We also use these contracts and cross-currency swaps to hedge portions of our net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. Additionally, we use derivative financial instruments in the form of interest rate swap contracts to manage our borrowing costs of certain long-term debt and use treasury locks to manage the potential change in interest rates in anticipation of issuance of fixed rate debt. We designate and account for these derivative financial instruments as hedges under U.S. GAAP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
We also determine fair value assessments in conjunction with intangible valuations of acquisitions, contingent consideration in the purchase price of acquisitions, and our impairment testing of goodwill and indefinite lived intangible assets. The valuation methodologies for these assets are described in Notes 3 and 4.
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
Research and Development Expenses
We expense research and development (R&D) costs as incurred; these costs were $482 million in 2025, $477 million in 2024, and $530 million in 2023. We include R&D expenses in Engineering and development in the Consolidated Statement of Operations. Engineering and development also includes routine enhancements or improvements to existing products, production lines, manufacturing processes, and other ongoing operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Earnings Per Share
We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing earnings available to common shareowners, which is income excluding the allocation to participating securities, by the weighted average number of common shares outstanding during the year, excluding restricted stock. Diluted EPS amounts are based upon the weighted average number of common and common-equivalent shares outstanding during the year. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of the amount the employee must pay upon exercise of the award and the amount of unearned share-based compensation costs attributed to future services. Share-based compensation awards for which the total employee proceeds of the award exceed the average market price of the same award over the period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation. Antidilutive share-based compensation awards for the years ended September 30, 2025 (0.5 million shares), 2024 (0.5 million shares), and 2023 (0.4 million shares), were excluded from the diluted EPS calculation. U.S. GAAP requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be treated as participating securities and included in the computation of EPS pursuant to the two-class method. Our participating securities are composed of restricted stock and non-employee director restricted stock units.
The following table reconciles basic and diluted EPS amounts (in millions, except per share amounts):

	2025	2024	2023
Net income attributable to Rockwell Automation, Inc.	$869	$953	$1,387
Less: Allocation to participating securities	(2)	(5)	(6)
Net income available to common shareowners	$867	$948	$1,381
Basic weighted average outstanding shares	112.7	114.0	114.8
Effect of dilutive securities
Stock options	0.4	0.5	0.7
Performance shares	—	—	0.1
Diluted weighted average outstanding shares	113.1	114.5	115.6
Earnings per share:
Basic	$7.69	$8.32	$12.03
Diluted	$7.67	$8.28	$11.95
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Legacy Asbestos and Environmental Matters
We record liabilities for asbestos and environmental matters in the period in which our responsibility is probable and the costs can be reasonably estimated. We make changes to the liabilities in the periods in which the estimated costs of remediation or cost to defend and resolve claims change. If we determine that future recoveries from insurers or other third parties are probable and a right of set off exists, we record the liability net of the estimated recovery. If we determine that future recoveries from insurers or other third parties are probable but a right of set off does not exist, we record a liability for the total estimated costs of remediation or resolution of the claims and a receivable for the estimated recovery. Accruals for legacy asbestos and environmental matters are included in the Consolidated Balance Sheet in Other current liabilities and Other liabilities, and recoveries related to these matters when a right of set off does not exist are recorded in Receivables and Other assets.
Environmental
At third-party environmental sites where more than one potentially responsible party has been identified, we record a liability for our estimated allocable share of costs related to our involvement with the site, as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties. At environmental sites where we are the sole responsible party, we record a liability for the total estimated costs of remediation. Ongoing operating and maintenance expenditures included in our environmental remediation obligations are discounted to present value over the probable future remediation period. Our remaining environmental remediation obligations are undiscounted due to the subjectivity of the timing and/or amount of future cash payments.
Asbestos
In the fourth quarter of 2025, we elected to change our method of accounting for net legacy asbestos-related defense costs from expensing as incurred to accruing for all future defense costs for both known and unknown claims, similar to how we account for indemnity costs. The defense costs were historically expensed as incurred due to volatility and unpredictability. Over time, more and better data has become available and we have deployed a consistent defense strategy, with dedicated in-house counsel and national counsel managing our cases, contributing to the quantity and quality of data available related to defense costs enabling our ability to reasonably estimate. In 2025, we engaged a third-party actuarial firm to provide actuarial modeling of future defense and indemnity costs, together with our own review, we believe that we can now reasonably estimate future net legacy asbestos-related defense costs. Together, recognition of both claim indemnity and defense costs more accurately represent the estimated overall cost of resolving claims. We believe this broader accrual approach for net legacy asbestos-related defense costs is preferable and enhances the relevance and reliability of our financial reporting because it better reflects a more complete assessment of our obligations.
As a result of this change, our accounting policy has been updated as follows: We accrue for legacy asbestos-related matters based on an estimate of the ultimate liability of claims incurred, whether filed or not, including an estimate of future indemnity and defense costs. Accruals for claims, including defense costs, are recorded based on an analysis of claim and resolution activity by type, defense spending, national litigation trends, and pending and future claims. We use known facts and historical claim trends and trends in defense costs, as well as an actuarial valuation in determining estimated required accruals, which we believe are probable and reasonably estimable. Our liabilities are undiscounted due to the subjectivity of the timing and/or amount of future cash payments.
This accounting policy change in 2025 for defense costs has been reflected as a change in accounting estimate effected by a change in accounting principle and is accounted for on a prospective basis. We recorded pre-tax expense in Other (expense) income in the Consolidated Statement of Operations of $136 million for the year ended September 30, 2025 ($103 million after tax or $0.91 per share), which includes charges for a change in accounting method of $91 million and indemnity accrual increase of $45 million. The total gross liability, including defense costs, was $441 million at September 30, 2025, and is included in Other current liabilities and Other liabilities. This liability, net of insurance recoveries recorded in Receivables and Other assets, was $151 million at September 30, 2025. See Note 17 for additional information.
Legal Costs
We expense legal costs as incurred, with the exception of legal costs associated with product liability matters including legacy asbestos claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Lease expenses, including amortization of ROU assets, for operating and finance leases are recognized on a straight-line basis over the lease term and recorded in Cost of sales, Selling, general and administrative expenses, and Engineering and development in the Consolidated Statement of Operations. Interest expense for finance leases is recorded in Interest expense in the Consolidated Statement of Operations.

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
The rollforward of our outstanding obligations under the SCF programs is as follows (in millions):

September 30, 2025
Balance at the beginning of the year	$77
Invoices confirmed during the period	237
Payments made during the period	(246)
Balance at the end of the year	$68
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
In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, which requires expanded interim and annual disclosures of segment information regularly provided to the chief operating decision maker (CODM), the title and position of the CODM, an explanation of how the CODM uses the information in assessing segment performance and deciding how to allocate resources, and an amount for other segment items by reportable segment and a description of its composition. We expanded our disclosures to comply with this standard.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, which requires expanded annual disclosures to the income tax rate reconciliation and the amount of income taxes paid. We will expand our disclosures in our 2026 Annual Report on Form 10-K when the standard becomes effective for us.
In November 2024, the FASB issued ASU 2024-03, which requires disclosure of certain expense amounts comprising Cost of sales and Selling, general and administrative expenses, as well as a qualitative description of the remaining expense amounts. In January 2025, the FASB issued ASU 2025-01, which clarified the effective date of this standard. We will expand our disclosures in our 2028 Annual Report on Form 10-K when the standard becomes effective for us.
In September 2025, the FASB issued ASU 2025-06, which modernizes the internal-use software guidance in Subtopic 350-40 by removing software development considerations, and clarifies the threshold applied to begin capitalizing costs. We are evaluating and quantifying the impact from this standard.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Unfulfilled Performance Obligations
As of September 30, 2025, we expect to recognize approximately $1.415 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $800 million from our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of September 30, 2025.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Year Ended September 30, 2025
	North America	Europe, Middle East, and Africa	Asia Pacific	Latin America	Total
Intelligent Devices	$2,486	$608	$391	$271	$3,756
Software & Control	1,652	341	244	146	2,383
Lifecycle Services	1,132	539	389	143	2,203
Total Company Sales	$5,270	$1,488	$1,024	$560	$8,342

	Year Ended September 30, 2024
	North America	Europe, Middle East, and Africa	Asia Pacific	Latin America	Total
Intelligent Devices	$2,503	$615	$399	$287	$3,804
Software & Control	1,415	350	261	161	2,187
Lifecycle Services	1,135	539	413	186	2,273
Total Company Sales	$5,053	$1,504	$1,073	$634	$8,264

	Year Ended September 30, 2023
	North America	Europe, Middle East, and Africa	Asia Pacific	Latin America	Total
Intelligent Devices	$2,409	$829	$569	$291	$4,098
Software & Control	1,795	528	394	169	2,886
Lifecycle Services	1,020	514	395	145	2,074
Total Company Sales	$5,224	$1,871	$1,358	$605	$9,058

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Liabilities
Contract liabilities primarily relate to consideration received in advance of performance under the contract.
Below is a summary of our Contract liabilities balance, the portion not expected to be recognized within twelve months is included within Other liabilities in the Consolidated Balance Sheet (in millions):

	September 30, 2025	September 30, 2024
Balance as of beginning of year	$653	$654
Balance as of end of period	$695	653
The most significant changes in our Contract liabilities balance during both the twelve months ended September 30, 2025 and 2024, were due to amounts billed during the period, offset by revenue recognized on amounts billed during the period and revenue recognized that was included in the Contract liabilities balance at the beginning of the period.
In the twelve months ended September 30, 2025, we recognized revenue of approximately $545 million that was included in the Contract liabilities balance at September 30, 2024. In the twelve months ended September 30, 2024, we recognized revenue of approximately $584 million that was included in the Contract liabilities balance at September 30, 2023. In the twelve months ended September 30, 2023, we recognized revenue of approximately $424 million that was included in the Contract liabilities at September 30, 2022. We did not have a material amount of revenue recognized in the twelve months ended September 30, 2025, 2024 and 2023, from performance obligations satisfied or partially satisfied in previous periods.
Costs to Obtain and Fulfill a Contract
We capitalize and amortize certain incremental costs to obtain and fulfill contracts. These costs primarily consist of incentives paid to sales personnel, which are considered incremental costs to obtain customer contracts. We elected the practical expedient to expense incremental costs to obtain a contract when the contract has a duration of one year or less for most classes of contracts. Our capitalized contract costs, which are included in Other assets in our Consolidated Balance Sheet, are not significant as of September 30, 2025 and 2024. There was no impairment charge in relation to capitalized costs during the years ended September 30, 2025, 2024, and 2023.
3. Goodwill and Other Intangible Assets
Changes in the carrying amount of Goodwill were (in millions):

	Intelligent Devices	Software & Control	Lifecycle Services	Total
Balance as of October 1, 2023	$596	$2,420	$513	$3,529
Acquisition of businesses	283	—	134	417
Translation	21	17	9	47
Balance as of September 30, 2024	$900	$2,437	$656	$3,993
Impairment	—	—	(161)	(161)
Translation	4	3	—	7
Balance as of September 30, 2025	$904	$2,440	$495	$3,839

Gross carrying value of Goodwill	$904	$2,440	$814	$4,158
Accumulated impairment losses	—	—	(319)	(319)
Goodwill	$904	$2,440	$495	$3,839
We performed our annual evaluation of goodwill and indefinite life intangible assets for impairment during the second quarter of fiscal 2025 and concluded that these assets were not impaired. For our annual evaluation, we performed qualitative tests for our Intelligent Devices, Software & Control, and Lifecycle Services (excluding Sensia) reporting units and a quantitative test for the Sensia reporting unit. Refer to Note 1 for additional information on our goodwill impairment evaluations. See 2025 Impairment Assessment below for additional information on the fourth quarter evaluation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other intangible assets consist of (in millions):

	September 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets
Software products	$108	$(83)	$25
Customer relationships	569	(232)	337
Technology	698	(304)	394
Trademarks	131	(67)	64
Other	6	(6)	—
Total amortized intangible assets	1,512	(692)	820
Allen-Bradley® trademark not subject to amortization	44	—	44
Other intangible assets	$1,556	$(692)	$864

	September 30, 2024
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$105	$(76)	$29
Customer relationships	619	(187)	432
Technology	729	(257)	472
Trademarks	132	(44)	88
Other	6	(5)	1
Total amortized intangible assets	1,591	(569)	1,022
Allen-Bradley® trademark not subject to amortization	44	—	44
Other intangible assets	$1,635	$(569)	$1,066
Software products represent costs of computer software to be sold, leased, or otherwise marketed. Software products amortization expense was $11 million in 2025, $12 million in 2024, and $11 million in 2023. Estimated total amortization expense for all amortized intangible assets is $131 million in 2026, $122 million in 2027, $111 million in 2028, $73 million in 2029, and $71 million in 2030.
2025 Impairment Assessment
As a result of the historical financial performance of the Sensia joint venture not achieving expectations, during the fourth quarter of fiscal 2025, a strategic review by the partners resulted in a decision to pursue an orderly dissolution. This decision to dissolve resulted in downward revisions to growth and profitability projections. The decision by the joint partners to pursue dissolution of the joint venture is a triggering event for impairment testing. For the Sensia reporting unit identifiable intangible assets subject to amortization within the Lifecycle Services operating segment, we believed these changes that occurred during the fourth quarter of 2025 would indicate a potential impairment. The estimated undiscounted future cash flows attributable to the reporting unit were less than the carrying value; therefore, we determined the fair value for Sensia identifiable intangible assets as of September 30, 2025. We engaged an independent third-party valuation specialist to assist with the fair value determination of the identifiable intangible assets, primarily customer relationships, using a multi-period excess earnings model. We compared the fair value of $58 million to the carrying value, which resulted in a pre-tax, non-cash intangible asset impairment charge of $63 million during the fourth quarter of fiscal 2025. Subsequent to the impairment, our consolidated intangible asset balance as of September 30, 2025, is $864 million, including $58 million of identifiable intangible assets within the Sensia reporting unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following the intangible asset impairment analysis, we estimated the fair value of the Sensia reporting unit using an income approach derived from discounted cash flows. As of September 30, 2025, the carrying value of the Sensia reporting unit, after consideration of the fourth quarter intangible asset impairment, was determined to be in excess of the reporting unit’s fair value, resulting in a $161 million pre-tax, non-cash goodwill impairment charge recorded in the Consolidated Statement of Operations. Subsequent to the impairment, our consolidated goodwill balance as of September 30, 2025, is $3,839 million and there is no remaining goodwill within the Sensia reporting unit.
Subsequent to September 30, 2025, and prior to the issuance of these financial statements, the joint venture parents have signed a term sheet that details the distribution of assets and related terms and conditions for the dissolution. As a result, the assets and liabilities to be distributed have met the requirements as held for sale and will be reported as such in our first fiscal quarter. The transaction is expected to close in the first half of fiscal 2026 subject to customary closing conditions.
2023 Impairment Assessment
Following formation in October 2019, the Sensia joint venture operations were challenged by the global pandemic, geopolitical activities, volatility in commodity prices and supply chain dynamics. The cumulative historical growth and profitability below plan had resulted in a declining cushion between carrying value and fair value in previous impairment tests. The joint venture partners appointed a new management team in 2023 and updated the strategy of Sensia, which included downward revisions to growth and profitability projections. Lower sales growth reflected historical performance and an updated outlook of market conditions. Lower profitability reflected an updated view of mix and volume. Based upon the update of Sensia’s strategy and projections in the fourth quarter of 2023, we determined that it was more likely than not that the fair value of Sensia was below its carrying value. As a result of this triggering event, we performed an interim quantitative analysis, using a combination of an income approach derived from discounted cash flows and a market multiples approach using selected comparable public companies, consistent with our annual impairment testing. As of the fourth quarter 2023 testing date, the carrying value of the Sensia reporting unit of $665 million was determined to be in excess of the reporting unit’s fair value, resulting in a $158 million goodwill impairment charge recorded in the Consolidated Statement of Operations. As of September 30, 2024, $161 million of goodwill remained within the Sensia reporting unit.

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
The purchase price included up to $50 million in contingent consideration that can be earned by sellers if Clearpath achieves revenue targets that it had established prior to the acquisition in two performance periods ending February 29, 2024, and February 28, 2025. We developed various risk-based scenarios and a probability outcome model to measure the fair value of the contingent consideration. We determined the fair value to be $43 million as of the acquisition date, which is considered a level 3 measurement under the U.S. GAAP fair value hierarchy. We updated the fair value measures quarterly during the performance periods to reflect actual contingent consideration earned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the fair value of the contingent consideration in the Consolidated Balance Sheet (in millions):

	Period ended February 29, 2024	Period ended February 28, 2025	Total
Contingent consideration as of December 31, 2023	$17	$26	$43
Adjustment for earnout achieved for first performance period	(7)	—	(7)
Adjustment to fair value	—	(21)	(21)
Payment of earnout achieved for first performance period	(10)	—	(10)
Contingent consideration as of September 30, 2024	$—	$5	$5
Adjustment for earnout forfeited for second performance period	—	(5)	(5)
Contingent consideration as of September 30, 2025	$—	$—	$—
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
Pro forma consolidated sales for the years ended September 30, 2024 and 2023, were $8.3 billion and $9.1 billion, respectively, and the impact on earnings was not material. The preceding pro forma consolidated financial results of operations are as if the preceding 2024 acquisitions occurred on October 1, 2022. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the transaction occurred as of that time.
Total sales from all of the above 2024 acquisitions in the year ended September 30, 2024, were $84 million. Total acquisition-related costs from all of the above 2024 acquisitions in the year ended September 30, 2024, were not material. Net losses from all of the above 2024 acquisitions in the year ended September 30, 2024, were $53 million.

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
We recorded assets acquired and liabilities assumed in connection with these acquisitions based on their estimated fair values as of the acquisition dates of October 31, 2022, and February 28, 2023, respectively. The aggregate purchase price allocation is as follows (in millions):

Purchase Price Allocation
Accounts receivable	$24
Inventories	18
Property	28
Goodwill	111
Other intangible assets	54
All other assets acquired	21
Total assets acquired	256
Less: Other liabilities assumed	(13)
Less: Deferred income taxes	(57)
Net assets acquired, excluding cash	$186

Purchase Consideration
Total purchase consideration, net of cash acquired	$186
Pro forma consolidated sales for the years ended September 30, 2023 and 2022, were approximately $9.1 billion and $7.9 billion, respectively, and the impact on earnings is not material. The preceding pro forma consolidated financial results of operations are as if the preceding fiscal 2023 acquisitions occurred on October 1, 2021. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the transaction occurred as of that time. Acquisition-related costs recorded as expenses in the year ended September 30, 2023, were not material.
Total sales in 2023 from the 2023 acquisitions were $88 million, and the impact on earnings was not material. Total acquisition costs from the 2023 acquisitions were not material.

5. Inventories
Inventories consist of (in millions):

	September 30,
	2025	2024
Finished goods	$502	$475
Work in process	331	344
Raw materials	414	474
Inventories	$1,247	$1,293

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Property, net
Property consists of (in millions):

	September 30,
	2025	2024
Land	$5	$5
Buildings and improvements	490	464
Machinery and equipment	1,533	1,405
Internal-use software	636	586
Construction in progress	130	178
Total	2,794	2,638
Less: Accumulated depreciation	(1,997)	(1,861)
Property, net	$797	$777

7. Long-term and Short-term Debt
Long-term debt consists of (in millions):

	September 30,
	2025	2024
2.875% notes, payable in March 2025	$—	$302
6.70% debentures, payable in January 2028	250	250
3.50% notes, payable in March 2029	425	425
1.75% notes, payable in August 2031	450	450
6.25% debentures, payable in December 2037	250	250
4.20% notes, payable in March 2049	575	575
2.80% notes, payable in August 2061	450	450
5.20% debentures, payable in January 2098	200	200
Sensia loans from SLB, payable in October 2026	42	—
Unamortized discount, capitalized lease obligations and other	(26)	(34)
Total debt	2,616	2,868
Less: Current portion	(2)	(307)
Long-term debt	$2,614	$2,561
Our long-term debt and notes payable maturities in the next five years include a $250 million debt issuance that matures in fiscal year 2028, and a $425 million note that matures in fiscal year 2029.
Our Short-term debt as of September 30, 2025 and 2024, includes commercial paper borrowings of $522 million and $657 million, with a weighted average interest rate of 4.24 percent and 5.14 percent, and a weighted average maturity period of 16 days and 24 days, respectively. In December 2022, Sensia entered into an unsecured $75 million line of credit. As of September 30, 2025 and 2024, included in Short-term debt was $70 million borrowed against the line of credit with an interest rate of 5.18 percent and 6.17 percent, respectively. Also included in Short-term debt as of September 30, 2025, and September 30, 2024, was $14 million and $42 million, respectively, of interest-bearing loans from Schlumberger (SLB) to Sensia. In April 2025, $14 million of new interest-bearing loans from SLB to Sensia were entered into, and in October 2025, these loans were extended to January 15, 2026. The loans outstanding as of September 30, 2024, were extended to October 15, 2026, and are included in Long-term debt as of September 30, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2025, we entered into a $500 million senior unsecured 364-day term loan credit agreement and were advanced the full loan amount. In August and September 2025, we repaid the loan amount. The credit agreement remains available until May 2026. This agreement was in addition to our existing $1.5 billion unsecured revolving credit facility expiring in June 2027, which remains outstanding and undrawn as of September 30, 2025. Both the credit facility and credit agreement use the secured overnight funding rate (SOFR) as the primary basis for determining interest payments. We can increase the aggregate amount of this credit facility by up to $750 million, subject to the consent of the banks in the credit facility. We did not borrow against the credit facility during the periods ended September 30, 2025, or September 30, 2024. The term loan agreement contains covenants similar to those under our credit facility, in which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period. We were in compliance with all covenants under our credit agreement and credit facilities at September 30, 2025 and 2024.
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
Separate short-term unsecured credit facilities of approximately $275 million at September 30, 2025, were available to non-U.S. subsidiaries, of which approximately $34 million was committed under letters of credit. Borrowings under our non-U.S. credit facilities at September 30, 2025 and 2024, were not significant. There are no significant commitment fees or compensating balance requirements under our credit facilities.
Interest payments were $157 million during 2025, $153 million during 2024, and $133 million during 2023.
The following table presents the carrying amounts and estimated fair values of Long-term debt in the Consolidated Balance Sheet (in millions):

	September 30, 2025		September 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$2	$2	$307	$305
Long-term debt	2,614	2,350	2,561	2,334
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
8. Other Current Liabilities
Other current liabilities consist of (in millions):

	September 30,
	2025	2024
Unrealized losses on foreign exchange contracts (Note 11)	$20	$29
Product warranty obligations (Note 9)	23	24
Taxes other than income taxes	55	53
Legacy asbestos-related liabilities	34	15
Accrued interest	20	18
Income taxes payable	163	139
Operating lease liabilities	94	90
Other	96	108
Other current liabilities	$505	$476

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
Changes in product warranty obligations were (in millions):

	September 30,
	2025	2024
Beginning balance	$24	$18
Warranties recorded at time of sale	20	17
Adjustments to pre-existing warranties	(2)	10
Settlements of warranty claims	(19)	(21)
Ending balance	$23	$24

10. Investments
Our investments consist of (in millions):

	September 30,
	2025	2024
Equity securities (other)	105	106
Other	77	63
Long-term investments	$182	$169
Equity Securities
Equity securities (other) consist of various securities that do not have a readily determinable fair value, which we account for using the measurement alternative under U.S. GAAP. These securities are recorded at the investment cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer in the Consolidated Balance Sheet. Observable price changes are classified as level 2 in the fair value hierarchy, as described in Note 1. The carrying values at both September 30, 2025 and 2024, include cumulative upward adjustments from observed price changes of $23 million. The carrying values at September 30, 2025 and 2024, include cumulative downward adjustments from observed price changes and impairments of $10 million and $7 million, respectively.
We record gains and losses on investments within the Change in fair value of investments line in the Consolidated Statement of Operations. The gains and losses on investments we recorded for the following periods were (in millions):

	2025	2024	2023
Net gain on equity securities (level 1)	$—	$—	$281
Net loss on equity securities (other)	(3)	(1)	(1)
Equity method gain (loss) on Other investments	—	1	(1)
Change in fair value of investments	(3)	—	279

Total net realized gain on equity securities	—	—	281
Total net unrealized loss on equity securities	$(3)	$(1)	$(1)
Net gain on equity securities (level 1) in 2023 consisted of the change in fair value and gain on sale of shares of PTC Inc. (PTC) common stock (PTC Shares). As of September 30, 2023, all PTC Shares had been sold.
Refer to Note 1 for further information regarding levels in the fair value hierarchy. We did not have any transfers between levels of fair value measurements during the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Derivative Instruments
We use foreign currency forward exchange contracts and cross-currency swaps to manage certain foreign currency risks. We have also used treasury locks to manage risks associated with interest rate fluctuations. The following information explains how we use and value these types of derivative instruments and how they impact our consolidated financial statements.
Additional information related to the impacts of cash flow hedges on Other comprehensive income is included in Note 12.
Types of Derivative Instruments and Hedging Activities
Cash Flow Hedges
We enter into foreign currency forward exchange contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years (cash flow hedges). We report in Other comprehensive income the effective portion of the gain or loss on derivative financial instruments that we designate and that qualify as cash flow hedges. We reclassify these gains or losses into earnings in the same periods when the hedged transactions affect earnings. To the extent forward exchange contracts designated as cash flow hedges are ineffective, changes in value are recorded in earnings through the maturity date. There was no impact on earnings due to ineffective cash flow hedges in 2025, 2024, and 2023. At September 30, 2025, we had a U.S. dollar-equivalent gross notional amount of $753 million of foreign currency forward exchange contracts designated as cash flow hedges.
The pre-tax amount of gains (losses) recorded in Other comprehensive income related to cash flow hedges that would have been recorded in the Consolidated Statement of Operations had they not been so designated was (in millions):

	2025	2024	2023
Forward exchange contracts	$7	$(21)	$18
The pre-tax amount of (losses) gains reclassified from Accumulated other comprehensive income into the Consolidated Statement of Operations related to foreign currency forward exchange contracts designated as cash flow hedges, which offset the related gains and losses on the hedged items during the periods presented, was (in millions):

	2025	2024	2023
Sales	$(1)	$2	$6
Cost of sales	7	19	33
Selling, general and administrative expenses	—	—	—
Interest expense	(4)	(4)	(4)
Total	$2	$17	$35
Approximately $15 million of pre-tax net unrealized losses on cash flow hedges as of September 30, 2025, will be reclassified into earnings during the next twelve months. We expect that these net unrealized losses will be offset when the hedged items are recognized in earnings.
Net Investment Hedges
We use cross-currency swap contracts to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedges) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar (USD). The changes in the spot rates of these instruments are recorded in Accumulated other comprehensive loss within Shareowners’ equity, partially offsetting gains and losses recorded on our net investments globally. Any ineffective portions of net investment hedges are reclassified from Accumulated other comprehensive loss into earnings during the period of change. There was no impact on earnings due to ineffective net investment hedges in 2025, 2024, or 2023. The interest component from these swaps is recorded in interest expense on the accompanying Consolidated Statement of Operations consistent with the classification of interest expense attributable to the underlying debt.

In 2025, we entered into several cross-currency swaps that we designated as after-tax net investment hedges of certain Euro (EUR), Swiss Franc (CHF), and Chinese Yuan (CNY) functional currency denominated subsidiaries. The cross-currency swaps exchange fixed-rate payments in EUR, CHF, and Chinese Yuan Renminbi (RMB) for fixed-rate receipts in USD. At September 30, 2025, the USD-equivalent gross notional amount of these cross-currency swaps totaled $800 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives Not Designated as Hedging Instruments
Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. We enter into foreign currency forward exchange contracts that we do not designate as hedging instruments to offset the transaction gains or losses associated with some of these assets and liabilities. Gains and losses on derivative financial instruments for which we do not elect hedge accounting are recognized in the Consolidated Statement of Operations in each period, based on the change in the fair value of the derivative financial instruments. At September 30, 2025, we had a U.S. dollar-equivalent gross notional amount of $799 million of foreign currency forward exchange contracts not designated as hedging instruments.
The pre-tax amount of gains (losses) from forward exchange contracts not designated as hedging instruments recognized in the Consolidated Statement of Operations was (in millions):

	2025	2024	2023
Cost of sales	$(10)	$3	$1
Other (expense) income	9	(7)	(19)
Total	$(1)	$(4)	$(18)
Fair Value of Derivative Instruments
We recognize all derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheet. We value our forward exchange contracts using a market approach. We use a valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during fiscal 2025, 2024, or 2023. It is our policy to execute such instruments with major financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. We diversify our foreign currency forward exchange contracts and cross-currency swaps among counterparties to minimize exposure to any one of these entities. Our foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries. The U.S. dollar-equivalent gross notional amount of our forward exchange contracts totaled $1,552 million at September 30, 2025.
The fair value of our derivatives and their location in our Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2025	September 30, 2024
Forward exchange contracts	Other current assets	$4	$3
Forward exchange contracts	Other assets	1	1
Forward exchange contracts	Other current liabilities	(12)	(12)
Forward exchange contracts	Other liabilities	(3)	(5)
Net investment hedges	Other liabilities	(22)	—
Total		$(32)	$(13)

		Fair Value (Level 2)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2025	September 30, 2024
Forward exchange contracts	Other current assets	$3	$13
Forward exchange contracts	Other current liabilities	(8)	(17)
Total		$(5)	$(4)
Refer to Note 1 for further information regarding levels in the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Shareowners’ Equity
Common Stock
At September 30, 2025, the authorized stock of the Company consisted of one billion shares of common stock, par value $1.00 per share, and 25 million shares of preferred stock, without par value. At September 30, 2025, 10.6 million shares of authorized common stock were reserved for various incentive plans. In 2025, we retired 40 million shares of common stock that we held in our treasury. These shares are now designated as authorized and unissued.
Changes in outstanding common shares are summarized as follows (in millions):

	2025	2024	2023
Beginning balance	113.1	114.8	115.2
Treasury stock purchases	(1.5)	(2.2)	(1.2)
Common stock issued (including share-based compensation impact)	0.8	0.5	0.8
Ending balance	112.4	113.1	114.8
At September 30, 2025, there were $1 million of outstanding common stock share repurchases recorded in Accounts payable that do not settle until 2026. At September 30, 2024, there was no significant outstanding common stock share repurchases recorded in Accounts payable that did not settle until 2025.
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss attributable to Rockwell Automation by component were (in millions):

	Pension and other postretirement benefit plan adjustments, net of tax (Note 14)	Accumulated currency translation adjustments, net of tax (1)	Net unrealized (losses) gains on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2022	$(448)	$(465)	$(5)	$(918)
Other comprehensive (loss) income before reclassifications	(50)	100	14	64
Amounts reclassified from accumulated other comprehensive loss	90	—	(26)	64
Other comprehensive income (loss)	40	100	(12)	128
Balance as of September 30, 2023	$(408)	$(365)	$(17)	$(790)
Other comprehensive (loss) income before reclassifications	(23)	66	(15)	28
Amounts reclassified from accumulated other comprehensive loss	—	2	(12)	(10)
Other comprehensive (loss) income	(23)	68	(27)	18
Balance as of September 30, 2024	$(431)	$(297)	$(44)	$(772)
Other comprehensive income before reclassifications	73	16	4	93
Amounts reclassified from accumulated other comprehensive loss	23	—	(1)	22
Other comprehensive income	96	16	3	115
Balance as of September 30, 2025	$(335)	$(281)	$(41)	$(657)
(1) Accumulated currency translation adjustments, net of tax includes a $17 million loss in 2025 from the effects of cross-currency swap contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reclassifications out of Accumulated other comprehensive loss to the Consolidated Statement of Operations were (in millions):

	Year Ended September 30,			Affected Line in the Consolidated Statement of Operations
	2025	2024	2023
Pension and other postretirement benefit plan adjustments (1)
Amortization of net actuarial loss (gain)	29	—	(2)	Other (expense) income
Settlement and curtailment charges	1	—	123	Other (expense) income
	30	—	121	Income before income taxes
	(7)	—	(31)	Income tax provision
	$23	$—	$90	Net income attributable to Rockwell Automation, Inc.

Net unrealized losses (gains) on cash flow hedges
Forward exchange contracts	$1	$(2)	$(6)	Sales
Forward exchange contracts	(7)	(19)	(33)	Cost of sales
Treasury locks related to 2019 and 2021 debt issuances	4	4	4	Interest expense
	(2)	(17)	(35)	Income before income taxes
	1	5	9	Income tax provision
	$(1)	$(12)	$(26)	Net income attributable to Rockwell Automation, Inc.

Accumulated currency translation adjustments	$—	$2	$—	Other (expense) income
Total reclassifications	$22	$(10)	$64	Net income attributable to Rockwell Automation, Inc.
(1) These components are included in the computation of net periodic benefit costs. See Note 14 for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Share-Based Compensation
During 2025, 2024, and 2023, we recognized $85 million, $100 million, and $88 million of pre-tax share-based compensation expense, respectively. The total income tax benefit related to share-based compensation expense was $13 million, $16 million, and $15 million during 2025, 2024, and 2023, respectively. As of September 30, 2025, total unrecognized compensation cost related to share-based compensation awards, net of estimated forfeitures, was $76 million, which we expect to recognize over a weighted average period of approximately 1.6 years.
During 2020, we adopted, and our shareowners approved, our 2020 Long-Term Incentives Plan (2020 Plan), which replaced our 2012 Long-Term Incentives Plan, as amended (2012 Plan), and our 2003 Directors Stock Plan, as amended (Directors Plan). Our 2020 Plan authorizes us to deliver up to 13.0 million shares of our common stock upon exercise of stock options, upon grant, or in payment of stock appreciation rights, performance shares, performance units, restricted stock units, or restricted stock. Shares relating to awards under our 2012 Plan that terminate by expiration, forfeiture, cancellation, or otherwise without the issuance or delivery of shares or that are settled in cash in lieu of shares will be available for further awards under the 2020 Plan. Approximately 6.2 million shares under our 2020 Plan remain available for future grant or payment at September 30, 2025. We use treasury stock to deliver shares of our common stock under these plans. Our 2020 Plan does not permit share-based compensation awards to be granted after February 4, 2030.
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
The per share weighted average fair value of stock options granted during the years ended September 30, 2025, 2024, and 2023, was $93.48, $85.63, and $77.62, respectively. The total intrinsic value of stock options exercised was $75 million, $27 million, and $70 million during 2025, 2024, and 2023, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	2025	2024	2023
Average risk-free interest rate	4.07%	4.22%	3.78%
Expected dividend yield	1.76%	1.79%	1.82%
Expected volatility	35%	34%	34%
Expected term (years)	4.9	4.8	4.8
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
A summary of stock option activity for the year ended September 30, 2025, is as follows:

	Shares (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value of In-The-Money Options (in millions)
Outstanding at October 1, 2024	1,884	$214.03
Granted	190	297.07
Exercised	(571)	177.76
Forfeited	(32)	279.45
Canceled	(18)	335.27
Outstanding at September 30, 2025	1,453	233.92	5.3	$168
Exercisable at September 30, 2025	1,085	216.77	4.2	144
The amount of options expected to vest is materially consistent with those outstanding and not yet exercisable.
Performance Share Awards

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain officers and key employees are also eligible to receive shares of our common stock in payment of performance share awards granted to them. Grantees of performance shares will be eligible to receive shares of our common stock depending upon our total shareowner return, assuming reinvestment of all dividends, relative to the performance over a three-year period of companies in the S&P 500 Selected GICS groups: Capital Goods, Software and Services, and Technology Hardware and Equipment. The number of shares actually earned for awards granted will range from zero percent to 200 percent of the targeted number of performance shares for the three-year performance periods and will be paid, to the extent earned, in the fiscal quarter following the end of the applicable three-year performance period.
A summary of performance share activity for the year ended September 30, 2025, is as follows:

	Shares (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2024	159	$347.92
Granted (1)	58	387.72
Adjustment for performance results achieved (2)	(31)	481.28
Forfeited	(17)	329.35
Outstanding at September 30, 2025	169	338.95
(1) Performance shares granted assuming achievement of performance goals at target.
(2) Adjustments were due to the number of shares vested under fiscal 2022 awards at the end of the three-year performance period ended September 30, 2024, being lower than the target number of shares.

The following table summarizes information about performance shares vested during the years ended September 30, 2025, 2024, and 2023:

	2025	2024	2023
Percent payout	—%	92%	177%
Shares vested (in thousands)	—	31	48
Total fair value of shares vested (in millions)	$—	$9	$13
For the three-year performance period ended September 30, 2025, the payout will be 70% of the target number of shares, with a maximum of approximately 35,000 shares to be delivered in payment under the awards in December 2025.
The per share fair value of performance share awards granted during the years ended September 30, 2025, 2024, and 2023, was $387.72, $295.06, and $340.77, respectively, which we determined using a Monte Carlo simulation and the following assumptions:

	2025	2024	2023
Average risk-free interest rate	4.11%	4.45%	4.08%
Expected dividend yield	1.76%	1.79%	1.82%
Expected volatility	34%	30%	39%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units
We grant restricted stock units to certain employees, and non-employee directors may elect to receive a portion of their compensation in restricted stock units. Restrictions on employee restricted stock and employee restricted stock units generally lapse over periods ranging from one to three years. Director restricted stock units generally are payable upon retirement. We value restricted stock and restricted stock units at the closing market value of our common stock on the date of grant. The weighted average fair value of restricted stock and restricted stock unit awards granted during the years ended September 30, 2025, 2024, and 2023, was $299.05, $276.34, and $263.67, respectively. The total fair value of shares vested during the years ended September 30, 2025, 2024, and 2023, was $64 million, $60 million, and $54 million, respectively.
A summary of restricted stock and restricted stock unit activity for the year ended September 30, 2025, is as follows:

	Shares (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2024	468	$274.55
Granted	102	299.05
Vested	(214)	279.75
Forfeited	(31)	272.92
Outstanding at September 30, 2025	325	278.96
We also granted approximately 6,100 shares of unrestricted common stock to non-employee directors during the year ended September 30, 2025. The weighted average grant date fair value of the unrestricted stock awards granted during the years ended September 30, 2025, 2024, and 2023, was $297.10, $278.35, and $261.56, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Retirement Benefits
We sponsor funded and unfunded pension plans and other postretirement benefit plans for our employees. The pension plans provide for monthly pension payments to eligible employees after retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees are primarily based on specified benefit amounts and years of service. Effective July 1, 2010, we closed participation in our U.S. and Canada pension plans to employees hired after June 30, 2010. Employees hired after June 30, 2010, are instead eligible to participate in defined contribution plans. Effective October 1, 2010, we also closed participation in our U.K. pension plan to employees hired after September 30, 2010, and these employees are now eligible for a defined contribution plan. Benefits to be provided to plan participants hired before July 1, 2010, or October 1, 2010, respectively, are not affected by these changes. Our policy with respect to funding our pension obligations is to fund at a minimum the amount required by applicable laws and governmental regulations. We were not required to make contributions to satisfy minimum funding requirements in our U.S. pension plans in 2025, 2024, or 2023. We made a voluntary contribution of $70 million to our U.S. qualified pension plan in 2025. We did not make voluntary contributions to our U.S. qualified pension plan in 2024 or 2023.
We sponsor various defined contribution savings plans that allow eligible employees to contribute a portion of their income in accordance with plan specific guidelines. We contribute to savings plans and/or will match a percentage of the employee contributions up to certain limits. The Company contributions to defined contribution plans are based on age and years of service and range from 3% to 7% of eligible compensation. Expense related to these plans was $85 million in 2025, $92 million in 2024, and $77 million in 2023.
Other postretirement benefits are primarily in the form of retirement medical plans that cover certain employees in the U.S. and Canada and provide for the payment of certain medical costs of eligible employees and dependents after retirement. The postretirement benefit plan was closed to employees hired after December 31, 2004.
Net Periodic Benefit Cost
The components of net periodic benefit cost were (in millions):

	Pension Benefits			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Service cost	$41	$37	$42	$1	$1	$1
Interest cost	136	147	150	2	3	3
Expected return on plan assets	(167)	(170)	(191)	—	—	—
Amortization of net actuarial loss (gain)	27	(1)	(2)	2	1	—
Settlement and curtailment charges	1	—	123	—	—	—
Net periodic benefit cost	$38	$13	$122	$5	$5	$4
The service cost component is included in Cost of sales, Selling, general and administrative expenses, and Engineering and development in the Consolidated Statement of Operations. All other components are included in Other (expense) income in the Consolidated Statement of Operations.
Significant assumptions used in determining net periodic benefit cost were (in weighted averages):

	Pension Benefits			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023
U.S. Plans
Discount rate	5.10%	6.10%	5.65%	4.91%	5.95%	5.70%
Expected return on plan assets	7.00%	7.00%	7.00%	—	—	—
Compensation increase rate	3.60%	3.60%	3.30%	—	—	—
Non-U.S. Plans
Discount rate	3.87%	4.65%	4.35%	4.45%	5.75%	5.10%
Expected return on plan assets	5.24%	5.13%	4.93%	—	—	—
Compensation increase rate	3.22%	3.24%	3.03%	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Benefit Obligation
Benefit obligation, plan assets, funded status, and net liability information is summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
Benefit obligation at beginning of year	$3,078	$2,751	$45	$46
Service cost	41	37	1	1
Interest cost	136	147	2	3
Actuarial (gains) losses	(123)	322	4	5
Plan participant contributions	2	2	5	4
Benefits paid	(208)	(213)	(15)	(13)
Settlements and curtailments	(5)	(5)	—	—
Currency translation and other	10	37	(1)	(1)
Benefit obligation at end of year	2,931	3,078	41	45
Plan assets at beginning of year	2,779	2,457	—	—
Actual return on plan assets	143	464	—	—
Company contributions	88	27	10	9
Plan participant contributions	2	2	5	4
Benefits paid	(208)	(213)	(15)	(13)
Settlements	(4)	(5)	—	—
Currency translation and other	10	47	—	—
Plan assets at end of year	2,810	2,779	—	—
Funded status of plans	$(121)	$(299)	$(41)	$(45)

Net amount on balance sheet consists of
Other assets	$222	$184	$—	$—
Compensation and benefits	(20)	(19)	(6)	(7)
Retirement benefits	(323)	(464)	(35)	(38)
Net amount on balance sheet	$(121)	$(299)	$(41)	$(45)
The actuarial gains recorded within the benefit obligation in 2025 were primarily the result of an increase in the discount rate for the U.S. Plans, which increased from 5.10% in 2024 to 5.35% in 2025. The actuarial losses recorded within the benefit obligation in 2024 were primarily the result of a decrease in the discount rate for the U.S. Plans, which decreased from 6.10% in 2023 to 5.10% in 2024. Approximately 69 percent of our 2025 global projected benefit obligation relates to our U.S. pension plan.
Amounts included in Accumulated other comprehensive loss, net of tax, which have not yet been recognized in net periodic benefit cost are as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
Prior service (credit) cost	$(154)	$(153)	$4	$4
Net actuarial loss	475	571	10	9
Total	$321	$418	$14	$13
During 2025, we recognized settlement and curtailment charges of $1 million ($1 million net of tax) and net actuarial losses of $29 million ($22 million net of tax) in pension and other postretirement net periodic benefit cost, which were included in Accumulated other comprehensive loss at September 30, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The accumulated benefit obligation for our pension plans was $2,771 million and $2,895 million at September 30, 2025 and 2024, respectively.
Information regarding our pension plans with projected benefit obligations in excess of the fair value of plan assets (underfunded plans) are as follows (in millions):

	2025	2024
Projected benefit obligation	$2,185	$2,303
Fair value of plan assets	1,842	1,821
Information regarding our pension plans with accumulated benefit obligations in excess of the fair value of plan assets (underfunded plans) are as follows (in millions):

	2025	2024
Accumulated benefit obligation	$274	$2,136
Fair value of plan assets	9	1,809
Significant assumptions used in determining the benefit obligations were (in weighted averages):

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
U.S. Plans
Discount rate	5.35%	5.10%	5.07%	4.91%
Compensation increase rate	3.50%	3.60%	—	—
Health care cost trend rate (1)	—	—	7.53%	14.35%
Non-U.S. Plans
Discount rate	4.07%	3.87%	4.45%	4.45%
Compensation increase rate	2.85%	3.22%	—	—
Health care cost trend rate (1)	—	—	4.50%	4.50%
(1) The health care cost trend rate reflects the estimated increase in gross medical claims costs. As a result of the plan amendment adopted effective October 1, 2002, our effective per person retiree medical cost increase is zero percent beginning in 2005 for the majority of our postretirement benefit plans. For our other plans, we assume the gross health care cost trend rate will decrease to 7.53% in 2026 and decrease to 4.97% in 2027 for U.S. Plans and will not change in future periods for Non-U.S. Plans.
Estimated Future Payments
We expect to contribute $23 million related to our global pension plans and $6 million to our postretirement benefit plans in 2026.
The following benefit payments, which include employees’ expected future service, as applicable, are expected to be paid (in millions):

	Pension Benefits	Other Postretirement Benefits
2026	$305	$6
2027	239	6
2028	231	5
2029	234	5
2030	236	4
2031-2035	1,114	15

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

	Target	September 30,
Asset Category	Allocations	2025	2024
Equity securities	39%	45%	48%
Debt securities	50%	46%	46%
Other	11%	9%	6%
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
As of September 30, 2025 and 2024, our pension plans do not directly own our common stock.
In certain countries where we operate, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, we typically make benefit payments directly from cash as they become due, rather than by creating a separate pension fund.
The valuation methodologies used for our pension plans’ investments measured at fair value are described as follows. There have been no changes in the methodologies used at September 30, 2025 and 2024.
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
Common collective trusts — Valued by the custodian of the fund based on the fair value of the underlying assets owned by the fund, minus its liabilities, then divided by the number of units outstanding. This amount represents the readily determinable fair value and basis for current transactions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table presents our pension plans’ investments measured at fair value as of September 30, 2025 (in millions):

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash and cash equivalents	$88	$—	$—	$88
Equity securities
Preferred and common stock	419	—	—	419
Common collective trusts	—	415	—	415
Fixed income securities
Preferred and corporate debt	—	478	—	478
Government securities	265	30	—	295
Common collective trusts	—	120	—	120
Total U.S. Plans investments in fair value hierarchy	$772	$1,043	$—	1,815
U.S. Plans investments measured at NAV
Private equity and alternative equity				6
Total U.S. Plans investments				1,821
Non-U.S. Plans
Cash and cash equivalents	$8	$—	$—	$8
Equity securities
Preferred and common stock	200	—	—	200
Common collective trusts	—	218	—	218
Fixed income securities
Preferred and corporate debt	—	79	—	79
Government securities	1	—	—	1
Common collective trusts	—	327	—	327
Other types of investments
Real estate funds	—	60	—	60
Insurance contracts	—	—	73	73
Other	—	—	1	1
Total Non-U.S. Plans investments in fair value hierarchy	$209	$684	$74	$967
Non-U.S. Plans investments measured at NAV
Real estate funds				23
Total Non-U.S. Plans investments				989
Total investments measured at fair value				$2,810

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our pension plans’ investments measured at fair value as of September 30, 2024 (in millions):

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash and cash equivalents	$2	$—	$—	$2
Equity securities
Preferred and common stock	403	—	—	403
Common collective trusts	—	524	—	524
Fixed income securities
Preferred and corporate debt	—	431	—	431
Government securities	283	31	—	314
Common collective trusts	—	116	—	116
Total U.S. Plans investments in fair value hierarchy	$688	$1,102	$—	1,790
U.S. Plans investments measured at NAV
Private equity and alternative equity				10
Total U.S. Plans investments				1,800
Non-U.S. Plans
Cash and cash equivalents	$6	$—	$—	$6
Equity securities
Preferred and common stock	192	—	—	192
Common collective trusts	—	218	—	218
Fixed income securities
Preferred and corporate debt	—	80	—	80
Government securities	1	—	—	1
Common collective trusts	—	333	—	333
Other types of investments
Real estate funds	—	54	—	54
Insurance contracts	—	—	72	72
Other	—	—	2	2
Total Non-U.S. Plans investments in fair value hierarchy	$199	$685	$74	958
Non-U.S. Plans investments measured at NAV
Real estate funds				21
Total Non-U.S. Plans investments				979
Total investments measured at fair value				$2,779
The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2025 (in millions):

	Balance October 1, 2024	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, and Settlements, Net	Balance September 30, 2025
Non-U.S. Plans
Insurance contracts	$72	$—	$2	$(1)	$73
Other	2	—	—	(1)	1
	$74	$—	$2	$(2)	$74

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2024 (in millions):

	Balance October 1, 2023	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, and Settlements, Net	Balance September 30, 2024
Non-U.S. Plans
Insurance contracts	$65	$—	$8	$(1)	$72
Other	3	—	—	(1)	2
	$68	$—	$8	$(2)	$74
15. Other (Expense) Income
The components of Other (expense) income were (in millions):

	2025	2024	2023
Interest income	$13	$15	$10
Royalty income	12	11	13
Net legacy asbestos and environmental charges	(154)	(21)	(18)
Non-operating pension and postretirement benefit credit (cost)	(1)	20	(83)
Fair value adjustments for earnout payments (Note 4)	7	31	—
Other	—	6	7
Other (expense) income	$(123)	$62	$(71)
In the fourth quarter of 2025, we elected to change our method of accounting for net legacy asbestos-related defense costs from expensing as incurred to accruing for all future defense costs. See Notes 1 and 17 for further information on this change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Income Taxes
Selected income tax data (in millions):

	2025	2024	2023
Components of Income before income taxes
United States	$280	$389	$794
Non-United States	637	711	814
Total	$917	$1,100	$1,608

Components of Income tax provision
Current
United States	$97	$78	$221
Non-United States	169	128	160
State and local	16	14	49
Total current	282	220	430
Deferred
United States	(87)	(42)	(85)
Non-United States	(11)	(12)	6
State and local	(16)	(14)	(21)
Total deferred	(114)	(68)	(100)
Income tax provision	$168	$152	$330

Total income taxes paid	$356	$479	$345
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant tax related provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 (Tax Act), modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates with the earliest provisions taking effect in fiscal 2025 and others beginning in fiscal 2026 and beyond. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. We have reflected the impact in our deferred balances for the year ended September 30, 2025, and will monitor future effects as new guidance emerges.
Our final payment of $97 million related to the U.S. transition tax under the Tax Act will be paid in the second quarter of 2026 and is classified in Other current liabilities in the Consolidated Balance Sheet as of September 30, 2025. This amount was classified in Other liabilities in the Consolidated Balance Sheet as of September 30, 2024. Furthermore, taxes paid as a result of the transition tax was $78 million during the year ended September 30, 2025, $58 million during the year ended September 30, 2024, and $31 million during the year ended September 30, 2023, as included in total income taxes paid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective Tax Rate Reconciliation
The reconciliation between the U.S. federal statutory rate and our effective tax rate was:

	2025	2024	2023
Statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes	(0.1)	0.2	1.5
Non-United States taxes	(3.8)	(4.2)	(4.7)
Repatriation of foreign earnings	1.0	0.9	0.9
Foreign-derived intangible income	(1.5)	(0.7)	(0.6)
Settlements with taxing authorities and tax refund claims	0.6	(1.2)	0.3
Change in valuation allowance (1)	3.6	0.5	4.1
Share-based compensation	(1.1)	(0.2)	(0.6)
Research and development tax credit	(2.9)	(2.0)	(1.3)
Other	1.5	(0.5)	(0.1)
Effective income tax rate	18.3%	13.8%	20.5%
(1) During fiscal year 2025 and 2023, the effective tax rate increased by 3.6% and 4.1%, respectively, resulting from a valuation allowance recorded on certain deferred tax assets of the Sensia joint venture and tax effects of the related impairment.
We operate in certain non-U.S. tax jurisdictions under government-sponsored tax incentive programs. The tax benefit attributable to these programs was $45 million ($0.40 per diluted share) in 2025, $36 million ($0.31 per diluted share) in 2024, and $62 million ($0.54 per diluted share) in 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Taxes
The tax effects of temporary differences that give rise to our net deferred income tax assets (liabilities) consists of (in millions):

	2025	2024
Deferred income tax assets
Compensation and benefits	$31	$18
Inventory	24	23
Returns, rebates, and incentives	61	62
Retirement benefits	45	88
Environmental remediation and other site-related costs	25	24
Share-based compensation	23	26
Other accruals and reserves	470	386
Net operating loss carryforwards	62	70
Tax credit carryforwards	13	14
Capital loss carryforwards	16	15
Other	125	58
Subtotal	895	784
Valuation allowance	(129)	(98)
Net deferred income tax assets	766	686
Deferred income tax liabilities
Property	(60)	(52)
Intangible assets	(105)	(120)
Investments	—	—
Unremitted earnings of foreign subsidiaries	(45)	(37)
Other	—	—
Deferred income tax liabilities	(210)	(209)
Total net deferred income tax assets	$556	$477
We provide for deferred taxes on the majority of earnings of our non-U.S. subsidiaries and have done so since the enactment of the Tax Act in 2017. We do not provide for deferred taxes on a limited number of our non-U.S. subsidiaries established in jurisdictions that apply significant restrictions for repatriating cash. The amount of cumulative non-distributed earnings considered to be indefinitely reinvested outside the U.S. at September 30, 2025, is $156 million. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution of these earnings.
We believe it is more likely than not that we will realize our deferred tax assets through the reduction of future taxable income, other than for the deferred tax assets reflected below.
Tax attributes and related valuation allowances at September 30, 2025 consists of (in millions):

Tax attributes and related valuation allowances	Tax Benefit Amount	Valuation Allowance	Carryforward Period Ends
Non-United States net operating loss carryforward	$5	$—	2026	-	9/30/2044
Non-United States net operating loss carryforward	52	52	Indefinite
Non-United States capital loss carryforward	16	16	Indefinite
State and local net operating loss carryforward	5	1	2026	-	2045
State tax credit carryforward	13	—	2033	-	2040
Subtotal	91	69
Other deferred tax assets	60	60	Indefinite
Total	$151	$129

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unrecognized Tax Benefits
A reconciliation of our gross unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2025	2024	2023
Gross unrecognized tax benefits balance at beginning of year	$25	$10	$4
Additions based on tax positions related to the current year	5	5	4
Additions based on tax positions related to prior years	2	10	3
Reductions related to settlements with taxing authorities	(1)	—	(1)
Reductions related to lapses of statute of limitations	(2)	—	—
Gross unrecognized tax benefits balance at end of year	$29	$25	$10
The amount of gross unrecognized tax benefits that would reduce our effective tax rate if recognized was $29 million, $25 million, and $10 million at September 30, 2025, 2024, and 2023, respectively.
Accrued interest and penalties related to unrecognized tax benefits were $2 million, $2 million, and $1 million at September 30, 2025, 2024, and 2023, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision. (Expenses) benefits recognized in 2025, 2024, and 2023, were $0 million, ($1) million, and $0 million, respectively.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $24 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $25 million.
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
Based on our assessment, we believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material effect on our business, financial condition, or results of operations. We cannot assess the possible effect of compliance with future requirements. Environmental remediation cost liabilities, net of related expected recoveries, were $49 million and $48 million as of September 30, 2025 and 2024, respectively.
Conditional Asset Retirement Obligations
We accrue for costs related to a legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development, or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional. Identified conditional asset retirement obligations include asbestos abatement and remediation of soil contamination beneath current and previously divested facilities and lease restoration costs. We estimate conditional asset retirement obligations using site-specific knowledge and historical industry expertise. There have been no significant changes in liabilities incurred, liabilities settled, accretion expense, or revisions in estimated cash flows for the years ended September 30, 2025, 2024, and 2023. Conditional asset retirement obligations, net of related expected recoveries, were $51 million and $51 million as of September 30, 2025 and 2024, respectively.
Legacy Asbestos Matters
We (including our subsidiaries) have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago, including products from divested businesses for which we have agreed to defend and indemnify claims. Currently there are lawsuits that name us as defendants, together with hundreds of other companies. But in all cases, for those claimants who do show that they worked with our products or products of divested businesses for which we are responsible, we nevertheless believe we have meritorious defenses, in substantial part due to the integrity of the products, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition caused by our products. We defend those cases vigorously. However, certain of our agreements relating to divested businesses do not provide us the ability to directly control management of those claims, and our ongoing reimbursement of outside counsel and other expenses relating to defense of such claims represent the vast majority of our annual asbestos net litigation spend. Historically, we have been dismissed from the vast majority of claims with no payment to claimants.
Additionally, we have maintained insurance coverage that includes indemnity and defense costs, over and above self-insured retentions, for many of these asbestos claims. We believe these arrangements will provide substantial coverage for future defense and indemnity costs for these claims for many years into the future. The uncertainties of claim litigation make it difficult to predict accurately the ultimate outcome. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting claim litigation or the settlement process. Subject to these uncertainties and based on our experience defending these claims, we do not believe these lawsuits will have a material effect on our business, financial condition, or results of operations. In the fourth quarter of 2025, we elected to change our method of accounting for net legacy asbestos-related defense costs from expensing as incurred to accruing for all future defense costs. See Note 1 for further information on this change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Legacy asbestos liabilities and receivables from insurance recoveries are recorded as follows in the Consolidated Balance Sheet (in millions):

	September 30,
	2025	2024
Receivables	$22	$9
Other assets	268	93
Other current liabilities	(34)	(15)
Other liabilities	(407)	(105)
Net exposure	$(151)	$(18)
Other Matters
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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale and at times in other contracts with third parties. As of September 30, 2025, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition, or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition, or results of operations in a particular period.
18. Restructuring Charges
In 2024, we recorded restructuring charges of $97 million ($73 million, net of tax or $0.64 per diluted share) related to actions in conjunction with an enterprise-wide comprehensive program to optimize cost structure and expand margins. The charges include $92 million for severance benefits and $5 million for strategic advisory services related to the targeted severance actions. In the Consolidated Statement of Operations for the year ended September 30, 2024, $22 million of the charges were recorded in Cost of sales, $66 million were recorded in Selling, general and administrative expenses, and $9 million were recorded in Engineering and Development.
We expect the total cash expenditures associated with these restructuring actions to be $92 million. We paid $38 million and $27 million during the years ended September 30, 2025 and 2024, respectively. During 2025 we reversed $5 million of accruals primarily due to attrition without payment of severance. Accruals remaining under these restructuring actions were $27 million and $70 million at September 30, 2025 and 2024, respectively. We expect that remaining severance benefit payments will be substantially completed during 2026.
19. Leases
We have operating leases primarily for real estate, vehicles, and equipment. We have finance leases primarily for equipment. Our leases have remaining lease terms from less than one year to approximately 15 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of lease expense were (in millions):

	2025	2024	2023
Operating lease expense (1)	$115	$110	$100
Variable lease expense (2)	21	20	19
Finance lease expense
Amortization of right-of-use assets	6	8	5
Interest on lease liabilities	—	—	1
Total lease expense	$142	$138	$125
(1) Operating lease expense includes short-term lease expense, which was not material.
(2) Variable lease expense includes sublease income, which was not material.
Supplemental balance sheet information related to leases consists of:

	2025	2024
Weighted average remaining lease term
Operating leases	6.0 years	6.4 years
Finance leases	3.5 years	3.7 years
Weighted average discount rate
Operating leases	3.81%	3.72%
Finance leases	3.73%	2.77%
Undiscounted maturities of lease liabilities as of September 30, 2025, were (in millions):

	Finance Leases	Operating Leases
2026	$2	$110
2027	2	94
2028	2	74
2029	—	53
2030	—	40
Thereafter	—	102
Total undiscounted lease payments	$6	$473
Less: Imputed interest	—	(50)
Total lease liabilities	$6	$423
As of September 30, 2025, we have additional operating leases for facilities that have not yet commenced with undiscounted lease obligations of approximately $2 million. These leases will commence in fiscal 2026.
Supplemental cash flow information related to leases consists of (in millions):

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$117	$110	$102
Financing cash flows from finance leases	6	10	6
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$68	$163	$93
Financing leases	—	9	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20. Business Segment Information
We determine our operating segments based on the information used by our chief operating decision maker (CODM), our Chief Executive Officer, to allocate resources and assess performance. We organize our business into three operating segments: Intelligent Devices, Software & Control, and Lifecycle Services. This structure emphasizes our essential offerings, leverages our sharpened industry focus, and recognizes the growing importance of software in delivering value to our customers. The composition of our segments is as follows:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sales and operating results of our reportable segments were (in millions):

	2025
	Intelligent Devices	Software & Control	Lifecycle Services	Total
Sales	$3,756	$2,383	$2,203	$8,342
Less:
Segment cost of sales	(2,045)	(697)	(1,459)
Segment selling, general and administrative expenses	(761)	(612)	(377)
Segment engineering and development expenses	(266)	(361)	(52)
Other segment items (1)	(8)	(5)	4
Segment operating earnings	$676	$708	$319	1,703
Purchase accounting depreciation and amortization, and impairment				(365)
Corporate and other (2)				(125)
Non-operating pension and postretirement benefit cost				(1)
Net legacy asbestos and environmental charges (2)				(154)
Change in fair value of investments				(3)
Restructuring reversals				5
Interest expense, net				(143)
Income before income taxes				$917
(1) Other segment items are primarily comprised of foreign currency adjustments for each segment.
(2) Legacy asbestos and environmental charges were previously included in Corporate and other. All periods have been recast to conform with current year presentation.

	2024
	Intelligent Devices	Software & Control	Lifecycle Services	Total
Sales	$3,804	$2,187	$2,273	$8,264
Less:
Segment cost of sales	(2,072)	(678)	(1,496)
Segment selling, general and administrative expenses	(783)	(630)	(363)
Segment engineering and development expenses	(254)	(351)	(46)
Other segment items (1)	5	2	(3)
Segment operating earnings	$700	$530	$365	1,595
Purchase accounting depreciation and amortization, and impairment				(144)
Corporate and other (2)				(114)
Non-operating pension and postretirement benefit credit				20
Net legacy asbestos and environmental charges (2)				(21)
Change in fair value of investments				—
Restructuring charges				(97)
Interest expense, net				(139)
Income before income taxes				$1,100
(1) Other segment items are primarily comprised of foreign currency adjustments for each segment, adjustments related to acquisition earnouts for Intelligent Devices, and income from royalties for Software and Control.
(2) Legacy asbestos and environmental charges were previously included in Corporate and other. All periods have been recast to conform with current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2023
	Intelligent Devices	Software & Control	Lifecycle Services	Total
Sales	$4,098	$2,886	$2,074	$9,058
Less:
Segment cost of sales	(2,182)	(869)	(1,508)
Segment selling, general and administrative expenses	(815)	(665)	(382)
Segment engineering and development expenses	(268)	(399)	(43)
Other segment items (1)	(5)	—	7
Segment operating earnings	$828	$953	$148	1,929
Purchase accounting depreciation and amortization, and impairment				(264)
Corporate and other (2)				(110)
Non-operating pension and postretirement benefit cost				(83)
Net legacy asbestos and environmental charges (2)				(18)
Change in fair value of investments				279
Restructuring charges				—
Interest expense, net				(125)
Income before income taxes				$1,608
(1) Other segment items are primarily comprised of foreign currency adjustments for each segment and income from royalties for Software and Control.
(2) Legacy asbestos and environmental charges were previously included in Corporate and other. All periods have been recast to conform with current year presentation.
Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before purchase accounting depreciation and amortization, and impairment, corporate and other, non-operating pension and postretirement benefit (cost) credit, net legacy asbestos and environmental charges, change in fair value of investments, restructuring charges aligned with enterprise-wide strategic initiatives, and interest expense, net. Our CODM uses segment operating earnings as the key performance metric to regularly monitor performance compared to prior periods, annual operating plan, and forecasts and to make decisions.
Depending on the product, intersegment sales within a single legal entity are either at cost or cost plus a mark-up, which does not necessarily represent a market price. Sales between legal entities are at an appropriate transfer price. Segment selling, general and administrative expenses represent costs directly managed by the segments and allocated to the segments. We allocate costs related to shared segment operating activities to the segments consistent with the methodology used by management to assess segment performance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the identifiable assets at September 30, 2025, 2024, and 2023, and the provision for depreciation and amortization and the amount of capital expenditures for property for the years then ended, for each of the reportable segments and Corporate (in millions):

	2025	2024	2023
Identifiable assets
Intelligent Devices	$3,177	$2,798	$2,676
Software & Control	3,795	4,293	4,241
Lifecycle Services	1,897	2,036	1,836
Corporate	2,350	2,105	2,551
Total	$11,219	$11,232	$11,304
Depreciation and amortization
Intelligent Devices	$62	$58	$50
Software & Control	74	68	56
Lifecycle Services	43	43	35
Corporate	5	4	2
Total	184	173	143
Purchase accounting depreciation and amortization	141	144	107
Total	$325	$317	$250
Capital expenditures for property
Intelligent Devices	$81	$75	$61
Software & Control	47	67	40
Lifecycle Services	38	53	24
Corporate	20	30	36
Total	$186	$225	$161
Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, prepaid pension, and property. Property shared by the segments and used in operating activities is also reported in Corporate identifiable assets and Corporate capital expenditures. Corporate identifiable assets include shared net property balances of $274 million, $261 million, and $241 million at September 30, 2025, 2024, and 2023, respectively, for which depreciation expense has been allocated to segment operating earnings based on the expected benefit to be realized by each segment. Corporate capital expenditures in 2025, 2024, and 2023, primarily consist of property that will be shared by our operating segments.
We conduct a significant portion of our business activities outside the United States. The following tables present sales and property by geographic region (in millions):

	Sales			Property
	2025	2024	2023	2025	2024	2023
North America	$5,270	$5,053	$5,224	$516	$526	$479
Europe, Middle East and Africa	1,488	1,504	1,871	149	142	116
Asia Pacific	1,024	1,073	1,358	116	91	66
Latin America	560	634	605	16	18	23
Total	$8,342	$8,264	$9,058	$797	$777	$684
We attribute sales to the geographic regions based on the country of destination. Sales in North America include $4,847 million, $4,612 million, and $4,773 million related to the U.S. in 2025, 2024, and 2023, respectively.
In most countries, we sell primarily through independent distributors in conjunction with our direct sales force. We sell large systems and service offerings principally through our direct sales force, though opportunities are sometimes identified through distributors. Sales to our two largest distributors in 2025, 2024, and 2023, which are attributable to all three segments, were approximately 20 percent of our total sales.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners and the Board of Directors of
Rockwell Automation, Inc.
Milwaukee, Wisconsin
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows, and shareowners’ equity for each of the three years in the period ended September 30, 2025, and the related notes and the schedule listed in the Index at Item 15 (a)(2) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has elected to change its method of accounting for asbestos-related defense costs to accrue for all future defense costs for both known and unknown claims in 2025.
Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.
Goodwill and Intangible Assets Valuation — Sensia Reporting Unit — Refer to Note 3 to the financial statements
Critical Audit Matter Description
Subsequent to the annual quantitative test for goodwill impairment, the Company identified a triggering event in the fourth quarter of fiscal 2025. As a result of this triggering event in the fourth quarter, the Company completed an evaluation of the recoverability of long-lived assets along with an evaluation of the fair value of the Sensia reporting unit. The Company utilized an income approach derived from discounted cash flows to determine the fair value of the goodwill and definite-lived intangible assets.
The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to the discount rate and forecasts of future revenues and Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) margins. As of the fourth quarter testing date, it was determined that the fair value of the Sensia reporting unit was in excess of its carrying value, resulting in a pre-tax impairment loss of $224 million. This loss was comprised of pre-tax impairment losses of $63 million related to intangible assets and $161 million related to goodwill. The Company’s consolidated balance of goodwill and net intangible assets was $3,839 million and $864 million as of September 30, 2025, respectively. Following the impairment loss, $58 million of intangible assets related to Sensia remain and the goodwill balance related to Sensia has been reduced to zero as of September 30, 2025. Changes in the critical assumptions outlined above could have a significant impact on the fair value of the reporting unit, the amount of any impairment loss, or both.
We identified the impairment evaluation of goodwill and definite-lived intangible assets for the Sensia reporting unit as a critical audit matter because of the inherent subjectivity involved in management’s estimates and assumptions related to forecasts of future revenues and EBITDA margins and selection of the discount rate. The audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasts of future revenues and EBITDA margins and selection of the discount rate for the Sensia reporting unit included the following, among others:
•We tested the effectiveness of controls over management’s goodwill and intangible asset impairment evaluation, including those over management’s development of forecasts of future revenues and EBITDA margins as well as the selection of the discount rate.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results and (2) forecasted information included in industry reports for the Company and its peer companies, including the impact of industry-specific and economic factors on Sensia’s Oil & Gas customers.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by developing a range of independent estimates and comparing those to the discount rate used by management.
Commitments and Contingent Liabilities — Asbestos — Refer to Note 17 to the financial statements
Critical Audit Matter Description
The Company has been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of their products many years ago, including products from divested businesses for which the Company has agreed to defend and indemnify claims. As of September 30, 2025, the Company has recorded an estimated liability with respect to the Company's asbestos-related matters, including defense costs. The Company uses a third-party actuarial valuation firm to assist in determining certain assumptions and in calculating the estimated liability. The estimated liability is based on currently available information and assumptions, including projections of future claims, dismissal rates, average settlement values, inflation rates, and the ratio of defense costs to indemnity payments.
In the fourth quarter of 2025, the Company elected to change its accounting policy for asbestos-related defense costs from expensing as incurred to accruing for all future defense costs for both known and unknown claims. The total liability, including defense costs, is $441 million at September 30, 2025.
We identified the asbestos claim liability as a critical audit matter because of the significant judgments made by management to estimate the liability. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to estimated future claims development, the estimated resolution or outcome of these claims, and the estimated claim resolution costs and defense costs.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the asbestos liability included the following, among others:
•We tested the effectiveness of internal controls over the valuation of the liability, including relevant assumptions and work of management’s expert.
•We evaluated the methods and assumptions used by the Company to determine the estimated liability by:
◦Testing the underlying indemnity and defense cost data, that served as inputs for the actuarial analysis, including testing historical and pending claims by comparing key attributes to accounting records and legal documents to assess the accuracy and completeness of the data.
◦With the assistance of our actuarial specialists, we evaluated whether the estimate of future claims used in the Company’s calculations was reasonable, and also whether the number of claims expected to be dismissed or sustained and the estimated claim resolution costs and defense costs were reasonable in relation to historical claim trends at the Company.
◦With the assistance of our actuarial specialists, we evaluated the reasonableness of the Company’s approach in determining the estimates of the reserve for indemnity and defense costs on future claims.
•We tested the effectiveness of internal controls over the accounting conclusion for the change in accounting principle for defense costs in the current year.
•With the assistance of professionals in our firm having expertise in technical accounting, we evaluated the specific factors that management considered to conclude that a change in the manner of accounting for asbestos-related defense costs represents an accounting policy change that should be accounted for prospectively as a change in accounting estimate effected by a change in accounting principle.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
November 12, 2025
We have served as the Company’s auditor since 1967.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness, as of September 30, 2025, of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2025.
The effectiveness of our internal control over financial reporting, as of September 30, 2025, has been audited by Deloitte & Touche LLP, as stated in their report that is included on the previous page.
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

Item 9B. Other Information
During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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
We have adopted insider trading policies and procedures governing the purchase, sale, and/or other disposition of Company securities by directors, officers, employees, and the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the NYSE listing standards. A copy of our policies and procedures is incorporated by reference in this Annual Report on Form 10-K as Exhibit 19.
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
The following table provides information, as of September 30, 2025, about our common stock that may be issued upon the exercise of options, warrants, and rights granted to employees, consultants, or directors under all of our existing equity compensation plans.

	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by shareowners	2,115,292	(1)	$233.92	(2)	6,184,456	(3)
Equity compensation plans not approved by shareowners	—		n/a		—
Total	2,115,292		$233.92		6,184,456
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
(2)Financial Statement Schedule for the years ended September 30, 2025, 2024, and 2023

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

*10-e-1
Change of Control Agreement dated as of September 30, 2025 between the Company and Blake D. Moret, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 3, 2025, is hereby incorporated by reference.

*10-e-2
Form of Change of Control Agreement between the Company and each of Christian E. Rothe, Scott A. Genereux, Tessa M. Myers, Rebecca W. House, and certain other officers, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 3, 2025, is hereby incorporated by reference.

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

10-j-2
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

19	Company Trading Policies and Procedures for Insiders, filed as Exhibit 19 to the Company's Annual Report on Form 10-K for the year ended September 30, 2024, is hereby incorporated by reference.
21	List of Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
Rockwell Automation, Inc. Executive Compensation Recoupment Policy, filed as exhibit 97 to the Company's Annual Report on Form 10-K for the year ended September 30, 2023, is hereby incorporated by reference.

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
Christian E. Rothe
Senior Vice President and
Chief Financial Officer
Dated: November 12, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 12th day of November 2025 by the following persons on behalf of the registrant and in the capacities indicated.

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

SCHEDULE II
ROCKWELL AUTOMATION, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2025, 2024, and 2023
(in millions)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (2)	Balance at End of Year
Description
Year ended September 30, 2025
Allowance for doubtful accounts (1)	$22	$5	$—	$6	$21
Valuation allowance for deferred tax assets	98	44	—	13	129
Year ended September 30, 2024
Allowance for doubtful accounts (1)	$17	$13	$—	$8	$22
Valuation allowance for deferred tax assets (3)	89	11	2	4	98
Year ended September 30, 2023
Allowance for doubtful accounts (1)	$13	$9	$—	$5	$17
Valuation allowance for deferred tax assets	23	66	2	2	89
(1) Includes allowances for current and other long-term receivables.
(2) Consists of amounts written off for the allowance for doubtful accounts and adjustments resulting from our ability to utilize foreign tax credits, capital losses, or net operating loss carryforwards for which a valuation allowance had previously been recorded.
(3) Additions charged to costs and expenses includes $30 million attributable to non-controlling interests.

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