Form 10-Q
period 2025-12-31
ROCKWELL AUTOMATION, INC
filed 2026-02-05
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
112,357,908 shares of registrant’s Common Stock were outstanding on December 31, 2025.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKWELL AUTOMATION, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	December 31, 2025	September 30, 2025
ASSETS
Current assets
Cash and cash equivalents	$444	$468
Receivables	1,773	1,931
Inventories	1,218	1,247
Other current assets	296	265
Current assets held for sale	258	—
Total current assets	3,989	3,911
Property, net of accumulated depreciation of $2,017 and $1,997, respectively	831	797
Operating lease right-of-use assets	362	403
Goodwill	3,852	3,839
Other intangible assets, net	775	864
Deferred income taxes	596	596
Other assets	825	809
Total	$11,230	$11,219
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term debt	$762	$608
Current portion of long-term debt	64	2
Accounts payable	774	930
Compensation and benefits	305	432
Contract liabilities	617	621
Customer returns, rebates, and incentives	335	347
Other current liabilities	530	505
Current liabilities related to assets held for sale	65	—
Total current liabilities	3,452	3,445
Long-term debt	2,574	2,614
Retirement benefits	407	406
Operating lease liabilities	284	329
Other liabilities	713	714
Commitments and contingent liabilities (Note 12)
Shareowners’ equity
Common stock ($1.00 par value, shares issued: 141.4)	141	141
Additional paid-in capital	2,296	2,283
Retained earnings	5,571	5,422
Accumulated other comprehensive loss	(624)	(657)
Common stock in treasury, at cost (shares held: 29.0 and 29.0, respectively)	(3,638)	(3,535)
Shareowners’ equity attributable to Rockwell Automation, Inc.	3,746	3,654
Noncontrolling interests	54	57
Total shareowners’ equity	3,800	3,711
Total	$11,230	$11,219
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended December 31,
	2025	2024
Sales
Products and solutions	$1,867	$1,639
Services	238	242
	2,105	1,881
Cost of sales
Products and solutions	(965)	(873)
Services	(124)	(130)
	(1,089)	(1,003)
Gross profit	1,016	878
Selling, general and administrative expenses	(478)	(476)
Engineering and development	(172)	(156)
Other income (Note 10)	8	6
Interest expense	(32)	(39)
Income before income taxes	342	213
Income tax provision (Note 14)	(40)	(35)
Net income	302	178
Net loss attributable to noncontrolling interests	(3)	(6)
Net income attributable to Rockwell Automation, Inc.	$305	$184
Earnings per share:
Basic	$2.71	$1.62
Diluted	$2.69	$1.61
Weighted average outstanding shares:
Basic	112.3	113.0
Diluted	112.9	113.5
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended December 31,
	2025	2024
Net income	$302	$178
Other comprehensive income (loss)
Pension and other postretirement benefit plan adjustments (net of tax expense of $1 and $2)	3	5
Currency translation adjustments	27	(130)
Net change in cash flow hedges (net of tax expense of $1 and $11)	3	25
Other comprehensive income (loss)	33	(100)
Comprehensive income	335	78
Comprehensive loss attributable to noncontrolling interests	(3)	(6)
Comprehensive income attributable to Rockwell Automation, Inc.	$338	$84
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended December 31,
	2025	2024
Operating activities:
Net income	$302	$178
Adjustments to arrive at cash provided by operating activities
Depreciation	44	40
Amortization of intangible assets	34	38
Share-based compensation expense	21	23
Retirement benefit expense	6	10
Pension contributions	(2)	(3)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments
Receivables	78	73
Inventories	(20)	27
Accounts payable	(103)	(25)
Contract liabilities	20	42
Compensation and benefits	(124)	(12)
Income taxes	5	(8)
Other assets and liabilities	(27)	(19)
Cash provided by operating activities	234	364
Investing activities:
Capital expenditures	(64)	(71)
Purchases of investments	(5)	—
Other investing activities	—	(12)
Cash used for investing activities	(69)	(83)
Financing activities:
Net issuance (repayment) of short-term debt	149	(28)
Issuance of short-term debt, net of issuance costs	33	—
Repayment of short-term debt	(70)	—
Cash dividends	(156)	(149)
Purchases of treasury stock	(153)	(100)
Proceeds from the exercise of stock options	41	28
Other financing activities	3	(5)
Cash used for financing activities	(153)	(254)
Effect of exchange rate changes on cash	3	(27)
Increase in cash, cash equivalents, and cash included in assets held for sale	15	—
Cash and cash equivalents at beginning of period	468	471
Cash, cash equivalents, and cash included in assets held for sale at end of period	$483	$471
Cash included in assets held for sale	(39)	—
Total cash and cash equivalents at the end of the period	$444	$471
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(Unaudited)
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2025	$141	$2,283	$5,422	$(657)	$(3,535)	$3,654	$57	$3,711
Net income (loss)	—	—	305	—	—	305	(3)	302
Other comprehensive income	—	—	—	33	—	33	—	33
Common stock issued (including share-based compensation impact)	—	13	—	—	48	61	—	61
Share repurchases	—	—	—	—	(151)	(151)	—	(151)
Cash dividends declared (1)	—	—	(156)	—	—	(156)	—	(156)
Balance at December 31, 2025	$141	$2,296	$5,571	$(624)	$(3,638)	$3,746	$54	$3,800

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2024	$181	$2,188	$9,635	$(772)	$(7,734)	$3,498	$177	$3,675
Net income (loss)	—	—	184	—	—	184	(6)	178
Other comprehensive loss	—	—	—	(100)	—	(100)	—	(100)
Common stock issued (including share-based compensation impact)	—	12	—	—	39	51	—	51
Share repurchases	—	—	—	—	(99)	(99)	—	(99)
Share retirement (2)	(40)	—	(4,489)	—	4,529	—	—	—
Cash dividends declared (1)	—	—	(149)	—	—	(149)	—	(149)
Balance at December 31, 2024	$141	$2,200	$5,181	$(872)	$(3,265)	$3,385	$171	$3,556
(1) Cash dividends were $1.38 per share and $1.31 per share in the three months ended December 31, 2025 and 2024, respectively.
(2) In the three months ended December 31, 2024, we retired 40 million shares of common stock that we held in our treasury. These shares are now designated as authorized and unissued.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. (Rockwell Automation or the Company), the unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. The results of operations for the three months ended December 31, 2025, are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter, unless otherwise stated.
Certain prior-year amounts in the Consolidated Statement of Operations have been reclassified to Engineering and development to conform to the current-year presentation, which we believe enhances transparency and provides a clearer view of overall business performance. This revised presentation also aligns more closely with the reporting practices of our industry peers, facilitating improved comparability for stakeholders. These reclassifications had no impact on net income, earnings per share, cash flows, segment operating earnings, or the financial position of the Company. For the three months ended December 31, 2024, the reclassifications resulted in a decrease to Cost of sales in the amount of $156 million.
Assets and Related Liabilities Held for Sale
During the fourth quarter of fiscal 2025, as a result of the historical financial performance of the Sensia joint venture not achieving expectations, a strategic review by the partners resulted in a decision to pursue an orderly dissolution. The decision by the joint venture partners was a triggering event that resulted in goodwill and intangible assets pre-tax, non-cash impairment charges of $161 million and $63 million, respectively, during the quarter ended September 30, 2025.
The joint venture partners signed a separation agreement in December 2025, including a plan for distribution of joint venture assets and related terms and conditions. The transaction is expected to close on April 1, 2026. The disposal group met the criteria to be classified as held for sale under ASC 360-10-45 during the quarter ended December 31, 2025. The assets and liabilities of the disposal group have been separately presented on the Consolidated Balance Sheet as Current assets held for sale and Current liabilities related to assets held for sale. Based on the planned distribution of assets and terms and conditions of the separation agreement, the carrying value of the disposal group approximates fair value less cost to sell at December 31, 2025.
The following table summarizes the major classes of assets and liabilities classified as held for sale as of December 31, 2025:

December 31, 2025
Cash and cash equivalents	$39
Receivables	86
Inventories	57
Other current assets	6
Property, net	5
Operating lease right-of-use assets	9
Other intangible assets, net	56
Assets held for sale	258

Accounts payable	23
Compensation and benefits	5
Contract liabilities	18
Other current liabilities	9
Operating lease liabilities	7
Other liabilities	3
Liabilities related to assets held for sale	$65

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Receivables
We record an allowance for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are recorded net of an allowance for doubtful accounts of $20 million at December 31, 2025, and $21 million at September 30, 2025. The changes to our allowance for doubtful accounts during the three months ended December 31, 2025 and 2024, were not material and primarily consisted of current-period provisions, write-offs charged against the allowance, recoveries collected, and foreign currency translation.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended December 31,
	2025	2024
Net income attributable to Rockwell Automation, Inc.	$305	$184
Less: Allocation to participating securities	(1)	(1)
Net income available to common shareowners	$304	$183
Basic weighted average outstanding shares	112.3	113.0
Effect of dilutive securities
Stock options	0.5	0.5
Performance shares	0.1	—
Diluted weighted average outstanding shares	112.9	113.5
Earnings per share:
Basic	$2.71	$1.62
Diluted	$2.69	$1.61
For the three months ended December 31, 2025 and 2024, there were 0.4 million and 0.7 million shares, respectively, related to share-based compensation awards that were excluded from the diluted EPS calculation because they were antidilutive.
Non-Cash Investing and Financing Activities
Capital expenditures of $21 million and $11 million were accrued within Accounts payable and Other current liabilities at December 31, 2025 and 2024, respectively. Outstanding common stock share repurchases of $2 million and $1 million that did not settle until the next quarter were accrued within Accounts payable at December 31, 2025 and 2024, respectively. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Consolidated Statement of Cash Flows.
In December 2025, we entered into a definitive agreement to purchase our manufacturing facility in Mequon, Wisconsin, for $63 million. The facility had previously been leased by us and accounted for as an operating lease. The transaction was accounted for as a lease modification with a purchase option that was reasonably certain to be exercised, resulting in a change in classification from an operating lease to a finance lease as of December 31, 2025. As a result of the modification, we recognized an increase of $53 million in Property, net, an increase of $62 million in Current portion of long‑term debt, and the derecognition of the related right‑of‑use asset, lease liability, and asset retirement obligation of $16 million, $23 million, and $2 million, respectively. The purchase closed in January 2026.

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
The rollforward of our outstanding obligations under the SCF programs is as follows (in millions):

	December 31, 2025	December 31, 2024
Beginning balance	$68	$77
Invoices confirmed during the period	58	56
Payments made during the period	(64)	(65)
Ending balance	$62	$68
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
In September 2025, the FASB issued ASU 2025-06, which modernizes the internal-use software guidance in Subtopic 350-40 by removing software development considerations, and clarifies the threshold applied to begin capitalizing costs. We are evaluating and quantifying the impact from this standard, which will be effective for us in fiscal 2029.
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
Unfulfilled Performance Obligations
As of December 31, 2025, we expect to recognize approximately $1,460 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $875 million from our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of December 31, 2025.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Disaggregation of Revenue
The following table presents our revenue disaggregation by geographic region for our three operating segments (in millions). We attribute sales to the geographic regions based on the country of destination.

	Three Months Ended December 31, 2025
	North America	Europe, Middle East, and Africa	Asia Pacific	Latin America	Total
Intelligent Devices	$650	$141	$96	$66	$953
Software & Control	430	91	66	42	629
Lifecycle Services	259	140	93	31	523
Total Company Sales	$1,339	$372	$255	$139	$2,105

	Three Months Ended December 31, 2024
	North America	Europe, Middle East, and Africa	Asia Pacific	Latin America	Total
Intelligent Devices	$519	$135	$86	$66	$806
Software & Control	365	73	55	36	529
Lifecycle Services	266	124	110	46	546
Total Company Sales	$1,150	$332	$251	$148	$1,881
Contract Liabilities
Contract liabilities primarily relate to consideration received in advance of performance under the contract.
Below is a summary of our Contract liabilities balance, the portion not expected to be recognized within twelve months is included within Other liabilities in the Consolidated Balance Sheet (in millions):

	December 31, 2025	December 31, 2024
Balance as of beginning of year	$695	$653
Balance as of end of period	698	680
The most significant changes in our Contract liabilities balance during both the three months ended December 31, 2025 and 2024, were due to amounts billed during the period, partially offset by revenue recognized that was included in the Contract liabilities balance at the beginning of the period and revenue recognized on amounts billed during the period.
In the three months ended December 31, 2025, we recognized revenue of approximately $254 million that was included in the Contract liabilities balance at September 30, 2025. In the three months ended December 31, 2024, we recognized revenue of approximately $273 million that was included in the Contract liabilities balance at September 30, 2024. We did not have a material amount of revenue recognized in the three months ended December 31, 2025 and 2024, from performance obligations satisfied or partially satisfied in previous periods.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3. Share-Based Compensation
We recognized $21 million and $23 million of pre-tax share-based compensation expense during the three months ended December 31, 2025 and 2024, respectively. Our annual grant of share-based compensation takes place during the first quarter of each year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Three Months Ended December 31,
	2025		2024
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	201	$117.15	190	$93.48
Performance shares	51	591.67	58	387.72
Restricted stock units	161	399.94	86	296.48
Unrestricted stock	3	402.22	6	297.10
4. Inventories
Inventories consist of (in millions):

	December 31, 2025	September 30, 2025
Finished goods	$456	$502
Work in process	342	331
Raw materials	420	414
Inventories	$1,218	$1,247
5. Goodwill and Other Intangible Assets
Changes in the carrying amount of Goodwill for the three months ended December 31, 2025, were (in millions):

	Intelligent Devices	Software & Control	Lifecycle Services	Total
Balance as of September 30, 2025	$904	$2,440	$495	$3,839
Translation	7	6	—	13
Balance as of December 31, 2025	$911	$2,446	$495	$3,852

Gross carrying value of goodwill	$911	$2,446	$814	$4,171
Accumulated impairment losses	—	—	(319)	(319)
Goodwill	$911	$2,446	$495	$3,852
We perform our annual evaluation of goodwill and indefinite life intangible assets for impairment during the second quarter of each year, or more frequently, if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We assessed the changes in events and circumstances during the first quarter of 2026 and concluded that no triggering events, which would require interim quantitative testing, occurred.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Other intangible assets consist of (in millions):

	December 31, 2025
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$108	$(85)	$23
Customer relationships	418	(136)	$282
Technology	656	(288)	$368
Trademarks	108	(50)	$58
Other	2	(2)	$—
Total amortized intangible assets	1,292	(561)	731
Allen-Bradley® trademark not subject to amortization	44	—	44
Other intangible assets	$1,336	$(561)	$775

	September 30, 2025
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$108	$(83)	$25
Customer relationships	569	(232)	$337
Technology	698	(304)	$394
Trademarks	131	(67)	$64
Other	6	(6)	$—
Total amortized intangible assets	1,512	(692)	820
Allen-Bradley® trademark not subject to amortization	44	—	44
Other intangible assets	$1,556	$(692)	$864
Estimated total amortization expense for all amortized intangible assets is $131 million in 2026, $122 million in 2027, $111 million in 2028, $73 million in 2029, and $71 million in 2030.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
6. Short-Term and Long-Term Debt
Our Short-term debt as of December 31, 2025, included commercial paper borrowings of $671 million, with a weighted average interest rate of 3.89 percent, and a weighted average maturity period of 32 days. Our Short-term debt as of September 30, 2025, included commercial paper borrowings of $522 million, with a weighted average interest rate of 4.24 percent, and a weighted average maturity period of 16 days. Included in Current portion of long-term debt as of December 31, 2025, was $62 million related to the purchase of the Mequon facility in January 2026, referenced in Note 1.
In December 2022, Sensia entered into an unsecured $75 million line of credit. There were no borrowings outstanding under the line of credit as of December 31, 2025, as the credit line matured and closed and outstanding debt was settled with loans from the joint venture partners. As of September 30, 2025, included in Short-term debt was $70 million borrowed against the line of credit with an interest rate of 5.18 percent. Also included in Short-term debt as of December 31, 2025, were the following interest-bearing loans from Schlumberger (SLB) to Sensia: $42 million due October 15, 2026, $14 million which in February 2026 was extended to be due June 15, 2026, and $33 million entered into in December 2025 and due June 10, 2026. As of September 30, 2025, the $14 million and $42 million of interest-bearing loans were included in Short-term debt and Long-term debt, respectively. Pursuant to the separation agreement referenced in Note 1, all intercompany debt will be settled by the joint venture parents upon dissolution.
In November 2025, we replaced our former $1.5 billion unsecured revolving credit facility with a new five-year $1.5 billion unsecured revolving credit facility, expiring in November 2030. This credit facility uses the secured overnight funding rate (SOFR) as the primary basis for determining interest payments. We can increase the aggregate amount of this credit facility by up to $750 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility during the quarter ended December 31, 2025, or against our prior credit facility during the quarter ended September 30, 2025. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA for the preceding four quarters to consolidated interest expense for the same period.
The following table presents the carrying amounts and estimated fair values of Long-term debt in the Consolidated Balance Sheet (in millions):

	December 31, 2025		September 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$64	$64	$2	$2
Long-term debt	2,574	2,301	2,614	2,350
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
7. Other Current Liabilities
Other current liabilities consist of (in millions):

	December 31, 2025	September 30, 2025
Unrealized losses on foreign exchange contracts	$21	$20
Product warranty obligations	22	23
Taxes other than income taxes	49	55
Legacy asbestos-related liabilities	34	34
Accrued interest	41	20
Income taxes payable	184	163
Operating lease liabilities	89	94
Other	90	96
Other current liabilities	$530	$505

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Investments
Our investments consist of (in millions):

	December 31, 2025	September 30, 2025
Equity securities (other)	$108	$105
Other	79	77
Long-term investments (1)	$187	$182
(1) Long-term investments are included in Other assets in the Consolidated Balance Sheet.
Equity Securities
Equity securities (other) consist of various securities that do not have a readily determinable fair value, which we account for using the measurement alternative under U.S. GAAP. These securities are recorded at the investment cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer in the Consolidated Balance Sheet. Observable price changes are classified as level 2 in the fair value hierarchy, as described below. The carrying values at both December 31, 2025, and September 30, 2025, included cumulative upward adjustments from observed price changes of $23 million. The carrying values at both December 31, 2025, and September 30, 2025, included cumulative downward adjustments from observed price changes and impairments of $10 million.
We record gains and losses on investments within the Other income line in the Consolidated Statement of Operations. There were no significant unrealized gains or losses on investments in the three months ended December 31, 2025 and 2024.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Retirement Benefits
The components of net periodic pension and postretirement benefit cost were (in millions):

	Pension Benefits
	Three Months Ended December 31,
	2025	2024
Service cost	$9	$10
Interest cost	34	34
Expected return on plan assets	(42)	(41)
Amortization of net actuarial loss	4	6
Net periodic pension benefit cost	$5	$9

	Other Postretirement Benefits
	Three Months Ended December 31,
	2025	2024
Amortization of net actuarial loss	$1	$1
Net periodic postretirement benefit cost	$1	$1
The service cost component is included in Cost of sales, Selling, general and administrative expenses, and Engineering and development in the Consolidated Statement of Operations. All other components are included in Other income in the Consolidated Statement of Operations.
10. Other Income
The components of Other income were (in millions):

	Three Months Ended December 31,
	2025	2024
Interest income	$3	$4
Royalty income	3	3
Net legacy asbestos and environmental charges	(1)	(3)
Non-operating pension and postretirement benefit credit	3	—
Other	—	2
Other income	$8	$6

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
11. Accumulated Other Comprehensive Loss
Common Stock
Changes in Accumulated other comprehensive loss attributable to Rockwell Automation by component for the following periods were (in millions):

Three Months Ended December 31, 2025	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2025	$(335)	$(281)	$(41)	$(657)
Other comprehensive income before reclassifications	—	27	3	30
Amounts reclassified from accumulated other comprehensive loss	3	—	—	3
Other comprehensive income	3	27	3	33
Balance as of December 31, 2025	$(332)	$(254)	$(38)	$(624)

Three Months Ended December 31, 2024	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2024	$(431)	$(297)	$(44)	$(772)
Other comprehensive (loss) income before reclassifications	—	(129)	24	(105)
Amounts reclassified from accumulated other comprehensive loss	5	—	—	5
Other comprehensive income (loss)	5	(129)	24	(100)
Balance as of December 31, 2024	$(426)	$(426)	$(20)	$(872)

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The reclassifications out of Accumulated other comprehensive loss in the Consolidated Statement of Operations were (in millions):

	Three Months Ended December 31,		Affected Line in the Consolidated Statement of Operations
	2025	2024
Pension and other postretirement benefit plan adjustments (1)
Amortization of net actuarial loss	$5	$7	Other income
	5	7	Income before income taxes
	(2)	(2)	Income tax provision
	$3	$5	Net income attributable to Rockwell Automation, Inc.

Net unrealized losses (gains) on cash flow hedges
Forward exchange contracts	$—	$1	Sales
Forward exchange contracts	1	(2)	Cost of sales
Treasury locks related to 2019 and 2021 debt issuances	—	1	Interest expense
	1	—	Income before income taxes
	(1)	—	Income tax provision
	$—	$—	Net income attributable to Rockwell Automation, Inc.

Total reclassifications	$3	$5	Net income attributable to Rockwell Automation, Inc.
(1) These components are included in the computation of net periodic pension and postretirement benefit cost. See Note 9 for further information.

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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale and at times in other contracts with third parties. As of December 31, 2025, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition, or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition, or results of operations in a particular period.
13. Restructuring Charges
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
We expect the total cash expenditures associated with these restructuring actions to be $92 million. We paid $10 million and $14 million during the three months ended December 31, 2025 and 2024, respectively. Accruals remaining under these restructuring actions were $17 million and $27 million at December 31, 2025, and September 30, 2025, respectively.

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
The effective tax rate was 11.7 percent for the three months ended December 31, 2025, compared to 16.4 percent for the three months ended December 31, 2024. The effective tax rate was lower than the U.S. statutory rate of 21 percent for the three months ended December 31, 2025 and 2024, primarily due to higher discrete tax benefits, including a tax benefit related to the anticipated dissolution of the Sensia joint venture, and excess income tax benefits on share-based compensation.
Our final payment of $97 million related to the U.S. transition tax under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) will be paid in the second quarter of 2026 and is classified in Other current liabilities in the Consolidated Balance Sheet as of December 31, 2025, and September 30, 2025.
In October 2021, the Organization for Economic Cooperation and Development (OECD) and G20 Finance Ministers reached an agreement, known as Base Erosion and Profit Shifting (BEPS) Pillar Two, that, among other things, ensures that income earned in each jurisdiction that qualifying multinational enterprises operate in is subject to a minimum corporate income tax rate of at least 15 percent. Discussions related to the formal implementation and enactment of this agreement, including within the tax law of each member jurisdiction including the United States, are ongoing. Certain countries have enacted the Pillar Two framework, including Singapore, which is expected to result in the greatest impact to the Company. The enactment of this regulation applies beginning this fiscal year, resulting in an approximate increase to our effective tax rate of 3 percent as well as in the amount of global corporate income tax paid. Furthermore, the side-by-side agreement released by the OECD on January 5, 2026, has not altered the anticipated increase in our effective tax rate.
Unrecognized Tax Benefits
The amount of gross unrecognized tax benefits was $27 million at December 31, 2025, and $29 million at September 30, 2025, respectively, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $2 million at both December 31, 2025 and September 30, 2025. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $22 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $23 million.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
15. Business Segment Information
Sales and operating results of our reportable segments were (in millions):

	Three Months Ended December 31, 2025
	Intelligent Devices	Software & Control	Lifecycle Services	Total
Sales	$953	$629	$523	$2,105
Less:
Segment cost of sales	(532)	(187)	(344)
Segment selling, general and administrative expenses	(192)	(152)	(93)
Segment engineering and development expenses	(63)	(95)	(14)
Other segment items (1)	(1)	1	2
Segment operating earnings	$165	$196	$74	435
Purchase accounting depreciation and amortization				(32)
Corporate and other				(30)
Non-operating pension and postretirement benefit credit				3
Net legacy asbestos and environmental charges				(1)
Cost associated with dissolution of Sensia				(4)
Interest expense, net				(29)
Income before income taxes				$342
(1) Other segment items are primarily comprised of foreign currency adjustments for each segment.

	Three Months Ended December 31, 2024
	Intelligent Devices	Software & Control	Lifecycle Services	Total
Sales	$806	$529	$546	$1,881
Less:
Segment cost of sales	(439)	(160)	(368)
Segment selling, general and administrative expenses	(183)	(151)	(99)
Segment engineering and development expenses	(61)	(83)	(12)
Other segment items (1)	(3)	(2)	1
Segment operating earnings	$120	$133	$68	321
Purchase accounting depreciation and amortization				(35)
Corporate and other				(35)
Non-operating pension and postretirement benefit credit				—
Net legacy asbestos and environmental charges (2)				(3)
Cost associated with dissolution of Sensia				—
Interest expense, net				(35)
Income before income taxes				$213
(1) Other segment items are primarily comprised of foreign currency adjustments for each segment.
(2) Legacy asbestos and environmental charges were previously included in Corporate and other. All periods have been recast to conform with current year presentation.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before purchase accounting depreciation and amortization, corporate and other, non-operating pension and postretirement benefit credit, net legacy asbestos and environmental charges, cost associated with dissolution of Sensia, change in fair value of investments, restructuring charges aligned with enterprise-wide strategic initiatives, and interest expense, net. Our chief operating decision maker (CODM), our Chief Executive Officer, uses segment operating earnings as the key performance metric to regularly monitor performance compared to prior periods, annual operating plan, and forecasts and to make decisions. The Company does not report total assets or capital expenditures by segment for internal reporting purposes as our CODM does not assess performance, make strategic decisions, or allocate resources based on assets.
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
We conduct a significant portion of our business activities outside the United States. We attribute sales to the geographic regions based on the country of destination. Sales in North America include $1,237 million and $1,052 million related to the U.S. for the three months ended December 31, 2025 and 2024, respectively. Refer to Note 2 for disaggregation of revenue by segment and region.
In most countries, we sell primarily through independent distributors in conjunction with our direct sales force. We sell large systems and service offerings principally through our direct sales force, though opportunities are sometimes identified through distributors. Sales to our two largest distributors in December 31, 2025, and 2024, which are attributable to all three segments, were approximately 20 percent of our total sales.
The following table summarizes the provision for depreciation and amortization for each of the reportable segments and Corporate (in millions):

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024
Depreciation and amortization
Intelligent Devices	$17	$18
Software & Control	20	14
Lifecycle Services	9	10
Corporate	1	1
Total	47	43
Purchase accounting depreciation and amortization	32	35
Total	$79	$78
Depreciation expense has been allocated to segment operating earnings based on the expected benefit to be realized by each segment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Rockwell Automation, Inc.

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the "Company") as of December 31, 2025, the related consolidated statements of operations, comprehensive income, cash flows, and shareowners’ equity for the three-month periods ended December 31, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2025, and the related consolidated statements of operations, comprehensive income, cash flows, and shareowners’ equity for the year then ended (not presented herein); and in our report dated November 12, 2025, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding a change in accounting principle. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
February 5, 2026

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
These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. See Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended September 30, 2025, and Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q for more information.
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
•add 1% average annual growth from annual recurring revenue;
•add 1% average annual growth from acquisitions; and
•deliver profitable growth within a disciplined financial framework.

U.S. Economic Trends
In the first quarter of 2026, sales in the U.S. accounted for over half of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:
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
The table below depicts trends in these indicators since the quarter ended September 2024. These figures are as of February 5, 2026, and are subject to revision by the issuing organizations. Through December, the IP index did not significantly change from the fourth quarter of fiscal 2025. Manufacturing PMI results remained below 50 for each of the months in the fourth quarter of fiscal 2025 and have been below 50 for ten consecutive months. In January 2026, Manufacturing PMI increased to 52.6, 4.7 points higher than December 2025, and the highest level since August 2022.

	Manufacturing IP Index	PMI
Fiscal 2026 quarter ended:
December 2025	97.4	47.9
Fiscal 2025 quarter ended:
September 2025	97.5	49.1
June 2025	96.9	49.0
March 2025	96.8	49.0
December 2024	95.5	49.2
Fiscal 2024 quarter ended:
September 2024	95.6	47.5
Inflation in the U.S. has also had an impact on our input costs and pricing. The Producer Price Index (PPI), published by the Bureau of Labor Statistics, measures the average change over time in the selling prices received by domestic producers for their output. PPI growth did not significantly change from the fourth quarter of 2025, and remains in the low single digits.
Non-U.S. Economic Trends
In the first quarter of 2026, sales to customers outside the U.S. accounted for less than half of our total sales. These customers include both indigenous companies and multinational companies with a global presence. In addition to the global factors previously mentioned in the Overview section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure, and expanding consumer markets. We use changes in key countries' gross domestic product (GDP), IP, and PMI as indicators of the growth opportunities in each region where we do business. Industrial output outside the U.S. was mostly positive in the first quarter of fiscal 2026. Manufacturing PMI readings outside the U.S were mixed with readings in Asia Pacific generally better than readings in Europe, Canada, Mexico, and Brazil.
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
In the first quarter of 2026, we announced plans to build a new greenfield manufacturing site in Southeastern Wisconsin, and in the second quarter we confirmed New Berlin, Wisconsin as the specific site location. The facility has the potential to be the company’s largest manufacturing campus globally, with a significant footprint and the flexibility to scale operations. Additionally, in January we completed the purchase of our Mequon, Wisconsin facility, which we had previously leased and continue to use for engineering and development and manufacturing. These projects are aligned with the previously announced $2 billion investment in plants, digital infrastructure, and talent to grow share, build resilience, and expand margins over the next five years.

Summary of Results of Operations
The following table reflects our sales and operating results (in millions, except per share amounts and percentages):

	Three Months Ended December 31,
	2025	2024
Sales
Intelligent Devices (a)	$953	$806
Software & Control (b)	629	529
Lifecycle Services (c)	523	546
Total sales (d)	$2,105	$1,881
Segment operating earnings (1)
Intelligent Devices (e)	$165	$120
Software & Control (f)	196	133
Lifecycle Services (g)	74	68
Total segment operating earnings (2) (h)	435	321
Purchase accounting depreciation and amortization	(32)	(35)
Corporate and other	(30)	(35)
Non-operating pension and postretirement benefit credit	3	—
Net legacy asbestos and environmental charges (3)	(1)	(3)
Cost associated with dissolution of Sensia	(4)	—
Interest expense, net	(29)	(35)
Income before income taxes (i)	342	213
Income tax provision	(40)	(35)
Net income	302	178
Net loss attributable to noncontrolling interests	(3)	(6)
Net income attributable to Rockwell Automation	$305	$184

Diluted EPS	$2.69	$1.61

Adjusted EPS (4)	$2.75	$1.85

Diluted weighted average outstanding shares	112.9	113.5

Pre-tax margin (i/d)	16.2%	11.3%

Intelligent Devices segment operating margin (e/a)	17.3%	14.9%
Software & Control segment operating margin (f/b)	31.2%	25.1%
Lifecycle Services segment operating margin (g/c)	14.1%	12.5%
Total segment operating margin (2) (h/d)	20.7%	17.1%

(1) See Note 15 in the Consolidated Financial Statements for the definition of segment operating earnings.
(2) Total segment operating earnings and total segment operating margin are non-GAAP financial measures. We exclude purchase accounting depreciation and amortization, corporate and other, non-operating pension and postretirement benefit credit, net legacy asbestos and environmental charges, cost associated with dissolution of Sensia, change in fair value of investments, restructuring charges aligned with enterprise-wide strategic initiatives, and interest expense, net because we do not consider these items to be directly related to the operating performance of our segments. We believe total segment operating earnings and total segment operating margin are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our operating segments. Our measures of total segment operating earnings and total segment operating margin may be different from measures used by other companies.
(3) Legacy asbestos and environmental charges were previously included in Corporate and other. Three months ended December 31, 2024 has been recast to conform to current year presentation.
(4) Adjusted EPS is a non-GAAP earnings measure. See Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation for more information on this non-GAAP measure.

Three Months Ended December 31, 2025, Compared to Three Months Ended December 31, 2024
Sales
Sales increased 12 percent year over year in the three months ended December 31, 2025. Organic sales increased 10 percent year over year in the three months ended December 31, 2025. Currency translation increased sales by 2 percent in the three months ended December 31, 2025. Volume increased total company sales by approximately 7 percent year over year in the three months ended December 31, 2025, driven by the Software & Control and Intelligent Devices segments. Pricing increased total company sales by approximately 3 percent year over year in the three months ended December 31, 2025, driven by the Intelligent Devices segment.
The table below presents our sales, attributed to the geographic regions based upon country of destination, and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales (1) vs.
	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024	Three Months Ended December 31, 2024
North America	$1,339	16%	16%
Europe, Middle East, and Africa	372	12%	4%
Asia Pacific	255	2%	2%
Latin America	139	(6)%	(12)%
Total Company Sales	$2,105	12%	10%
(1) Organic sales and organic sales growth exclude the effect of acquisitions, changes in currency exchange rates, and divestitures. See Supplemental Sales Information for information on these non-GAAP measures.
Corporate and Other
Corporate and other expenses were $30 million in the three months ended December 31, 2025, compared to $35 million in the three months ended December 31, 2024.
Income before Income Taxes
Income before income taxes increased to $342 million in the three months ended December 31, 2025, from $213 million in the three months ended December 31, 2024. Pre-tax margin was 16.2% in the first quarter of 2026 compared to 11.3% in the first quarter of 2025. Total segment operating earnings increased to $435 million in the three months ended December 31, 2025, from $321 million in the three months ended December 31, 2024. Total segment operating margin in the first quarter of 2026 was 20.7% compared to 17.1% in the first quarter of 2025. Pre-tax margin and total segment operating margin increased primarily due to higher sales volume, positive impact of price realization exceeding input costs, including productivity, and favorable mix, partially offset by higher compensation.
Income Taxes
The effective tax rate for the three months ended December 31, 2025, was 11.7 percent compared to 16.4 percent for the three months ended December 31, 2024. The decrease in the effective tax rate was primarily due to higher discrete tax benefits, including a tax benefit related to the anticipated dissolution of the Sensia joint venture, and excess income tax benefits on share-based compensation. Our Adjusted Effective Tax Rate for the three months ended December 31, 2025, was 17.3 percent compared to 17.7 percent for the three months ended December 31, 2024.
In October 2021, the Organization for Economic Cooperation and Development (OECD) and G20 Finance Ministers reached an agreement, known as Base Erosion and Profit Shifting (BEPS) Pillar Two, that, among other things, ensures that income earned in each jurisdiction that qualifying multinational enterprises operate in is subject to a minimum corporate income tax rate of at least 15 percent. Discussions related to the formal implementation and enactment of this agreement, including within the tax law of each member jurisdiction including the United States, are ongoing. Certain countries have enacted the Pillar Two framework, including Singapore, which is expected to result in the greatest impact to the Company. The enactment of this regulation applies beginning this fiscal year, resulting in an approximate increase in our effective tax rate of 3 percent as well as in the amount of global corporate income tax paid. Furthermore, the side-by-side agreement released by the OECD on January 5, 2026, has not altered the anticipated increase in our effective tax rate.

Diluted EPS and Adjusted EPS
Fiscal 2026 first quarter Net income attributable to Rockwell Automation was $305 million or $2.69 per share, compared to $184 million or $1.61 per share in the first quarter of fiscal 2025. The increases in Net income attributable to Rockwell Automation and diluted EPS were primarily due to higher pre-tax margin and a lower effective tax rate. Adjusted EPS was $2.75 in the first quarter of 2026, up 49 percent compared to $1.85 in the first quarter of 2025, primarily due to higher segment operating margin.
Intelligent Devices
Sales
Intelligent Devices sales increased 18 percent year over year in the three months ended December 31, 2025. Organic sales increased 16 percent year over year, and the effects of currency translation increased sales by 2 percent year over year in the three months ended December 31, 2025. For the three months ended December 31, 2025, reported sales increased in all regions, except for Latin America, and organic sales increased in North America and Asia-Pacific, while decreasing in Latin America and Europe, Middle East, and Africa.
Segment Operating Margin
Intelligent Devices segment operating earnings increased 38 percent year over year in the three months ended December 31, 2025. Segment operating margin increased to 17.3 percent in the three months ended December 31, 2025, from 14.9 percent in the same period a year ago, primarily due to higher sales volume, partially offset by the effects of currency translation and higher compensation.
Software & Control
Sales
Software & Control sales increased 19 percent year over year in the three months ended December 31, 2025. Organic sales increased 17 percent year over year, and the effects of currency translation increased sales by 2 percent year over year in the three months ended December 31, 2025. For the three months ended December 31, 2025, reported and organic sales increased in all regions.
Segment Operating Margin
Software & Control segment operating earnings increased 47 percent year over year in the three months ended December 31, 2025. Segment operating margin increased to 31.2 percent in the three months ended December 31, 2025, from 25.1 percent in the same period a year ago, primarily due to higher sales volume, partially offset by higher compensation.
Lifecycle Services
Sales
Lifecycle Services sales decreased 4 percent year over year in the three months ended December 31, 2025. Organic sales decreased 6 percent, and the effects of currency translation increased sales by 2 percent year over year in the three months ended December 31, 2025. For the three months ended December 31, 2025, reported and organic sales decreased in all regions, except Europe, Middle East and Africa.
Segment Operating Margin
Lifecycle Services segment operating earnings increased 9 percent year over year in the three months ended December 31, 2025. Segment operating margin increased to 14.1 percent in the three months ended December 31, 2025, from 12.5 percent in the same period a year ago, primarily due to productivity and project execution, partially offset by lower sales volume and higher compensation.

Supplemental Segment Information
Purchase accounting depreciation and amortization and non-operating pension and postretirement benefit credit are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended December 31,
	2025	2024
Purchase accounting depreciation and amortization
Intelligent Devices	$10	$9
Software & Control	17	17
Lifecycle Services	5	9
Non-operating pension and postretirement benefit credit
Intelligent Devices	$(1)	$—
Software & Control	(1)	—
Lifecycle Services	(2)	(1)

Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation
Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude non-operating pension and postretirement benefit credit, purchase accounting depreciation and amortization attributable to Rockwell Automation, net legacy asbestos and environmental charges, cost and tax items associated with dissolution of Sensia attributable to Rockwell Automation, change in fair value of investments, and restructuring charges aligned with enterprise-wide strategic initiatives, including their respective tax effects. See Note 9 in the Consolidated Financial Statements for more information on our net periodic pension and postretirement benefit cost.
In fiscal 2026, we updated the definition of our non-GAAP earnings measures to exclude cost, net of tax, and tax items associated with the anticipated dissolution of the Sensia joint venture attributable to Rockwell Automation. We recognized these costs and tax items in fiscal 2026 in conjunction with a fiscal 2025 decision by the partners to pursue dissolution, which is expected to close on April 1, 2026. We believe the change to our definition provides a more useful presentation of our operating performance to investors as these costs and tax effects are not reflective of our ongoing operations. We did not revise prior years because there were no similar amounts.
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
The following are reconciliations of Net income attributable to Rockwell Automation, diluted EPS, and effective tax rate to Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate, respectively (in millions, except per share amounts and percentages):

	Three Months Ended December 31,
	2025	2024
Net income attributable to Rockwell Automation	$305	$184
Non-operating pension and postretirement benefit credit	(3)	—
Tax effect of non-operating pension and postretirement credit	1	—
Purchase accounting depreciation and amortization attributable to Rockwell Automation	31	33
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(7)	(8)
Net legacy asbestos and environmental charges	1	3
Tax effect of legacy asbestos and environmental charges	—	(1)
Cost associated with dissolution of Sensia attributable to Rockwell Automation	3	—
Tax effects associated with dissolution of Sensia attributable to Rockwell Automation	$(20)	$—
Adjusted Income	$311	$211

Diluted EPS	$2.69	$1.61
Non-operating pension and postretirement benefit credit, net of tax	(0.02)	—
Purchase accounting depreciation and amortization attributable to Rockwell Automation, net of tax	0.22	0.22
Net legacy asbestos and environmental charges, net of tax	0.01	0.02
Cost, net of tax, and tax items associated with dissolution of Sensia attributable to Rockwell Automation	(0.15)	—
Adjusted EPS	$2.75	$1.85

Effective tax rate	11.7%	16.4%
Tax effect of non-operating pension and postretirement benefit credit	(0.2)%	—%
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	0.9%	1.1%
Tax effect of net legacy asbestos and environmental charges	(0.1)%	0.2%
Tax effect associated with dissolution of Sensia attributable to Rockwell Automation	5.0%	—%
Adjusted Effective Tax Rate	17.3%	17.7%

Financial Condition
The following is a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Three Months Ended December 31,
	2025	2024
Cash provided by (used for)
Operating activities	$234	$364
Investing activities	(69)	(83)
Financing activities	(153)	(254)
Effect of exchange rate changes on cash	3	(27)
Increase in cash, cash equivalents, and cash included in assets held for sale	$15	$—
The following table summarizes free cash flow, which is a non-GAAP financial measure (in millions):

	Three Months Ended December 31,
	2025	2024
Cash provided by operating activities	$234	$364
Capital expenditures	(64)	(71)
Free cash flow	$170	$293
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
Cash provided by operating activities was $234 million for the three months ended December 31, 2025, compared to $364 million for the three months ended December 31, 2024. Free cash flow was $170 million for the three months ended December 31, 2025, compared to $293 million for the three months ended December 31, 2024. The year over year decreases in cash provided by operating activities and free cash flow were primarily due to the payout of incentive compensation in the first quarter of fiscal 2026 related to fiscal 2025 performance while no incentive compensation was paid in fiscal 2025 related to fiscal 2024 performance, and increases in working capital, partially offset by higher pre-tax income.
Our Short-term debt as of December 31, 2025, included commercial paper borrowings of $671 million, with a weighted average interest rate of 3.89 percent, and a weighted average maturity period of 32 days. Our Short-term debt as of September 30, 2025, included commercial paper borrowings of $522 million, with a weighted average interest rate of 4.24 percent, and a weighted average maturity period of 16 days. Included in Current portion of long-term debt as of December 31, 2025, was $62 million related to the purchase of the Mequon facility in January 2026, referenced in Note 1 in the Consolidated Financial Statements.
In December 2022, Sensia entered into an unsecured $75 million line of credit. There were no borrowings outstanding under the line of credit as of December 31, 2025, as the credit line matured and closed and outstanding debt was settled with loans from the joint venture partners. As of September 30, 2025, included in Short-term debt was $70 million borrowed against the line of credit with an interest rate of 5.18 percent. Also included in Short-term debt as of December 31, 2025, were the following interest-bearing loans from Schlumberger (SLB) to Sensia: $42 million due October 15, 2026, $14 million which in February 2026 was extended to be due June 15, 2026, and $33 million entered into in December 2025, and due June 10, 2026. As of September 30, 2025, the $14 million of interest-bearing loans and $42 million of interest-bearing loans were included in Short-term debt and Long-term debt, respectively. Pursuant to the separation agreement referenced in Note 1 in the Consolidated Financial Statements, all intercompany debt will be settled by the joint venture parents upon dissolution.

We repurchased approximately 0.4 million shares of our common stock under our share repurchase program in the first three months of 2026. The total cost of these shares was $154 million, of which $2 million was recorded in Accounts payable at December 31, 2025, related to shares that did not settle until January 2026. Excise tax of $1 million was paid during the three months ended December 31, 2024, related to our 2023 share repurchases. At September 30, 2025, there were $1 million of outstanding common stock share repurchases recorded in Accounts payable. We repurchased approximately 0.4 million shares of our common stock under our share repurchase program in the first three months of 2025. The total cost of these shares was $99 million, of which $1 million was recorded in Accounts payable at December 31, 2024, related to shares that did not settle until January 2025. Our decision to repurchase shares in the remainder of 2026 will depend on business conditions, free cash flow generation, other cash requirements, and stock price. At December 31, 2025, we had approximately $773 million remaining for share repurchases under our existing board authorization. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.
We expect future uses of cash to include capital expenditures, working capital requirements, dividends to shareowners, repurchases of common stock, repayments of debt, additional contributions to our retirement plans, and acquisitions of businesses and other inorganic investments. We expect to fund future uses of cash with a combination of existing cash balances, cash generated by operating activities, commercial paper borrowings, or new issuances of debt or other securities. In addition, we have access to unsecured credit facilities with various banks.
At December 31, 2025, the majority of our Cash and cash equivalents were held by non-U.S. subsidiaries. We use a global cash pooling arrangement to allocate capital resources among our entities. As a result of the broad changes to the U.S. international tax system under the Tax Act, the Company accounts for taxes on earnings of substantially all of its non-U.S. subsidiaries including both non-U.S. and U.S. taxes. The Company has concluded that earnings of a limited number of its non-U.S. subsidiaries are indefinitely reinvested.
In November 2025, we replaced our former $1.5 billion unsecured revolving credit facility with a new five-year $1.5 billion unsecured revolving credit facility, expiring in November 2030. This credit facility uses the secured overnight funding rate (SOFR) as the primary basis for determining interest payments. We can increase the aggregate amount of this credit facility by up to $750 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility during the quarter ended December 31, 2025, or against our prior credit facility during the quarter ended September 30, 2025. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA for the preceding four quarters to consolidated interest expense for the same period.
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
Separate short-term unsecured credit facilities of approximately $276 million at December 31, 2025, were available to non-U.S. subsidiaries, of which, approximately $35 million was committed under letters of credit. Borrowings under our non-U.S. credit facilities at December 31, 2025, and September 30, 2025, were not significant. We were in compliance with all covenants under our credit facilities at December 31, 2025, and September 30, 2025. There are no significant commitment fees or compensating balance requirements under our credit facilities.
The following is a summary of our credit ratings as of February 5, 2026:

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
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings. During the three months ended December 31, 2025, we reclassified $1 million in pre-tax net losses related to cash flow hedges from Accumulated other comprehensive loss into the Consolidated Statement of Operations. Pre-tax net losses related to cash flow hedges reclassified from Accumulated other comprehensive loss into the Consolidated Statement of Operations were not significant during the three months ended December 31, 2024. As of December 31, 2025, we expect that approximately $9 million of pre-tax net unrealized losses on cash flow hedges will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended September 30, 2025. We believe that at December 31, 2025, there has been no material change to this information.

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
The following is a reconciliation of reported sales to organic sales by geographic region (in millions):

	Three Months Ended December 31, 2025			Three Months Ended December 31, 2024
	Reported Sales	Effect of Changes in Currency	Organic Sales	Reported Sales
North America	$1,339	$1	$1,338	$1,150
Europe, Middle East, and Africa	372	26	346	332
Asia Pacific	255	(1)	256	251
Latin America	139	9	130	148
Total Company Sales	$2,105	$35	$2,070	$1,881

The following is a reconciliation of reported sales to organic sales by operating segment (in millions):

	Three Months Ended December 31, 2025			Three Months Ended December 31, 2024
	Reported Sales	Effect of Changes in Currency	Organic Sales	Reported Sales
Intelligent Devices	$953	$16	$937	$806
Software & Control	629	10	619	529
Lifecycle Services	523	9	514	546
Total Company Sales	$2,105	$35	$2,070	$1,881

Critical Accounting Estimates
We have prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended September 30, 2025. We believe that at December 31, 2025, there has been no material change to this information.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 17 in the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended September 30, 2025. We believe that at December 31, 2025, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Consolidated Financial Statements regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to foreign currency risk and interest rate risk is contained in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended September 30, 2025. We believe that at December 31, 2025, there has been no material change to this information.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended September 30, 2025. We believe that at December 31, 2025, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended September 30, 2025. We believe that at December 31, 2025, there has been no material change to this information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1-31, 2025	149,500	$352.58	149,500	$874,168,546
November 1-30, 2025	117,000	378.94	117,000	829,832,468
December 1-31, 2025	143,000	399.33	143,000	772,728,087
Total	409,500	$376.44	409,500
(1) All of the shares purchased during the quarter ended December 31, 2025, were acquired pursuant to the repurchase program described in (3) below.
(2) Average price paid per share includes brokerage commissions.
(3) On September 11, 2024, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. Our repurchase program allows us to repurchase shares at management’s discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

Item 5. Other Information

During the quarter ended December 31, 2025, the following officers of the Company adopted Rule 10b5-1 trading arrangements that are each intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act, with such details of the arrangements as further follows:

•Matheus De A G Viera Bulho, Senior Vice President, Software and Control, adopted a Rule 10b5-1 trading arrangement on November 26, 2025, that will terminate on the earlier of October 31, 2026, or the execution of all trades in the trading arrangement. Mr. Bulho’s trading arrangement covers the (i) sale of 1,250 long shares of the Company’s common stock and (ii) exercise of up to 4,706 stock options and the sale of the underlying shares of the Company's common stock.
•Robert L. Buttermore, Senior Vice President and Chief Supply Chain Officer, adopted a Rule 10b5-1 trading arrangement on November 26, 2025, that will terminate on the earlier of October 31, 2026 or the execution of all trades in the trading arrangement. Mr. Buttermore’s trading arrangement covers (i) the sale of 400 long shares of the Company’s common stock and (ii) the exercise of up to 8,532 stock options and the sale of the underlying shares of the Company's common stock.
•Matthew W. Fordenwalt, Senior Vice President, Lifecycle Services, adopted a Rule 10b5-1 trading arrangement on November 26, 2025, that will terminate on the earlier of October 31, 2026, or the execution of all trades in the trading arrangement. Mr. Fordenwalt’s trading arrangement covers the (i) exercise of 3,000 stock options and the sale of the underlying shares of the Company's common stock, and (ii) sale of the number of shares of the Company’s common stock required to be sold to cover taxes on upcoming restricted stock unit vest.
•Scott A. Genereux, Senior Vice President and Chief Revenue Officer, adopted a Rule 10b5-1 trading arrangement on November 26, 2025, that will terminate on the earlier of October 31, 2026, or the execution of all trades in the trading arrangement. Mr. Genereux’s trading arrangement covers the (i) sale of 1,750 long shares of the Company’s common stock and (ii) exercise of 16,207 stock options and the sale of the underlying shares of the Company’s common stock.
•Rebecca W. House, Senior Vice President, Chief People and Legal Officer, and Secretary, adopted a Rule 10b5-1 trading arrangement on November 26, 2025, that will terminate on the earlier of October 31, 2026, or the execution of all trades in the trading arrangement. Ms. House’s trading arrangement covers the exercise of 12,100 stock options and the sale of the underlying shares of the Company's common stock.
•Tessa M. Myers, Senior Vice President, Intelligent Devices, adopted a Rule 10b5-1 trading arrangement on November 26, 2025, that will terminate on the earlier of October 31, 2026, or the execution of all trades in the trading arrangement. Ms. Myers’ trading arrangement covers the sale of 1,985 long shares of the Company’s common stock.
•Christopher Nardecchia, Senior Vice President and Chief Information Officer, adopted a Rule 10b5-1 trading arrangement on November 26, 2025, that will terminate on the earlier of October 31, 2026, or the execution of all trades in the trading arrangement. Mr. Nardecchia’s trading arrangement covers the exercise of up to 17,003 stock options and the sale of the underlying shares of the Company's common stock.
•Christian Rothe, Senior Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement on November 25, 2025, that will terminate on the earlier of August 20, 2026, or the execution of all trades in the trading arrangement. Mr. Rothe’s trading arrangement covers the sale of the number of shares of the Company’s common stock required to be sold to cover taxes on upcoming restricted stock unit vest.
•Isaac Woods, Vice President and Treasurer, adopted a Rule 10b5-1 trading arrangement on November 26, 2025, that will terminate on the earlier of October 31, 2026, or the execution of all trades in the trading arrangement. Mr. Woods’ trading arrangement covers the (i) sale of the number of shares not exceeding the value of $150,000, (ii) exercise of up to 900 stock options and the sale of the underlying shares of the Company's common stock, and (iii) sale of the number of shares of the Company’s common stock required to be sold to cover taxes on an upcoming restricted stock unit vest.

For the arrangements above referencing transactions to sell shares to cover taxes on vests, the aggregate number of shares to be sold pursuant to each trading arrangement described above is dependent on the taxes on the applicable restricted stock unit vests, and, therefore, is indeterminable at this time.

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, no director of the Company adopted or terminated a Rule 10b5-1 trading arrangement, and no officer of the Company terminated a Rule 10b5-1 trading arrangement.

Item 6. Exhibits
(a) Exhibits:

Exhibit 10.1	—
$1,500,000,000 Five-Year Credit Agreement dated as of November 18, 2025, among the Company, the Banks listed on the signature pages thereof and Bank of America, N.A., as Administrative Agent, filed as Exhibit 99 to the Company's Current Report on Form 8-K dated November 21, 2025, is hereby incorporated by reference.

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

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	February 5, 2026	By	/s/ CHRISTIAN E. ROTHE
Christian E. Rothe Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 5, 2026	By	/s/ TERRY L. RIESTERER
Terry L. Riesterer Vice President and Controller (Principal Accounting Officer)