Form 10-Q
period 2026-03-31
ROCKWELL AUTOMATION, INC
filed 2026-05-05
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
111,273,953 shares of registrant’s Common Stock were outstanding on March 31, 2026.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKWELL AUTOMATION, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	March 31, 2026	September 30, 2025
ASSETS
Current assets
Cash and cash equivalents	$423	$468
Receivables	1,883	1,931
Inventories	1,225	1,247
Other current assets	307	265
Current assets held for sale	247	—
Total current assets	4,085	3,911
Property, net of accumulated depreciation of $2,039 and $1,997, respectively	836	797
Operating lease right-of-use assets	357	403
Goodwill	3,838	3,839
Other intangible assets, net	744	864
Deferred income taxes	576	596
Other assets	820	809
Total	$11,256	$11,219
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term debt	$1,116	$608
Current portion of long-term debt	2	2
Accounts payable	833	930
Compensation and benefits	350	432
Contract liabilities	662	621
Customer returns, rebates and incentives	330	347
Other current liabilities	378	505
Current liabilities related to assets held for sale	74	—
Total current liabilities	3,745	3,445
Long-term debt	2,571	2,614
Retirement benefits	403	406
Operating lease liabilities	279	329
Other liabilities	682	714
Commitments and contingent liabilities (Note 12)
Shareowners’ equity
Common stock ($1.00 par value, shares issued: 141.4)	141	141
Additional paid-in capital	2,331	2,283
Retained earnings	5,768	5,422
Accumulated other comprehensive loss	(639)	(657)
Common stock in treasury, at cost (shares held: 30.1 and 29.0, respectively)	(4,079)	(3,535)
Shareowners’ equity attributable to Rockwell Automation, Inc.	3,522	3,654
Noncontrolling interests	54	57
Total shareowners’ equity	3,576	3,711
Total	$11,256	$11,219
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Sales
Products and solutions	$2,003	$1,765	$3,870	$3,404
Services	236	236	474	478
	2,239	2,001	4,344	3,882
Cost of sales
Products and solutions	(987)	(899)	(1,952)	(1,772)
Services	(127)	(130)	(251)	(260)
	(1,114)	(1,029)	(2,203)	(2,032)
Gross profit	1,125	972	2,141	1,850
Selling, general and administrative expenses	(478)	(469)	(956)	(945)
Engineering and development	(180)	(162)	(352)	(318)
Change in fair value of investments	—	(3)	—	(3)
Other income (Note 10)	9	—	17	6
Interest expense	(36)	(39)	(68)	(78)
Income before income taxes	440	299	782	512
Income tax provision (Note 14)	(89)	(51)	(129)	(86)
Net income	351	248	653	426
Net income (loss) attributable to noncontrolling interests	1	(4)	(2)	(10)
Net income attributable to Rockwell Automation, Inc.	$350	$252	$655	$436
Earnings per share:
Basic	$3.11	$2.22	$5.82	$3.84
Diluted	$3.10	$2.22	$5.79	$3.83
Weighted average outstanding shares:
Basic	112.1	112.9	112.2	113.0
Diluted	112.6	113.3	112.7	113.4
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net income	$351	$248	$653	$426
Other comprehensive income (loss)
Pension and other postretirement benefit plan adjustments (net of tax expense of $1, $1, $2, and $3)	4	6	7	11
Currency translation adjustments	(25)	43	2	(87)
Net change in cash flow hedges (net of tax (expense) benefit of $(2), $5, $(3), and $(6))	5	(11)	8	14
Other comprehensive (loss) income	(16)	38	17	(62)
Comprehensive income	335	286	670	364
Comprehensive loss attributable to noncontrolling interests	—	(5)	(3)	(11)
Comprehensive income attributable to Rockwell Automation, Inc.	$335	$291	$673	$375
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended March 31,
	2026	2025
Operating activities:
Net income	$653	$426
Adjustments to arrive at cash provided by operating activities
Depreciation	91	83
Amortization of intangible assets	67	76
Change in fair value of investments	—	3
Share-based compensation expense	45	44
Retirement benefit expense	13	21
Net loss on disposition of property	—	1
Pension contributions	(3)	(6)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments
Receivables	(26)	(51)
Inventories	(28)	95
Accounts payable	(59)	(62)
Contract liabilities	45	70
Compensation and benefits	(73)	31
Income taxes	(82)	(119)
Other assets and liabilities	(89)	(49)
Cash provided by operating activities	554	563
Investing activities:
Capital expenditures	(109)	(99)
Purchases of investments	(10)	(13)
Other investing activities	—	(10)
Cash used for investing activities	(119)	(122)
Financing activities:
Net issuance of commercial paper	503	339
Issuance of short-term debt	33	—
Repayment of short-term debt	(70)	6
Repayment of long-term debt	—	(300)
Payment of capital lease obligations	(62)	—
Cash dividends	(309)	(297)
Purchases of treasury stock	(599)	(232)
Proceeds from the exercise of stock options	69	48
Other financing activities	(1)	(9)
Cash used for financing activities	(436)	(445)
Effect of exchange rate changes on cash	3	(17)
Increase (decrease) in cash, cash equivalents, and cash included in assets held for sale	2	(21)
Cash and cash equivalents at beginning of period	468	471
Cash, cash equivalents, and cash included in assets held for sale at end of period	$470	$450
Cash included in assets held for sale	(47)	—
Total cash and cash equivalents at the end of the period	$423	$450
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(Unaudited)
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at December 31, 2025	$141	$2,296	$5,571	$(624)	$(3,638)	$3,746	$54	$3,800
Net income	—	—	350	—	—	350	1	351
Other comprehensive loss	—	—	—	(15)	—	(15)	(1)	(16)
Common stock issued (including share-based compensation impact)	—	35	—	—	17	52	—	52
Share repurchases	—	—	—	—	(458)	(458)	—	(458)
Cash dividends declared (1)	—	—	(153)	—	—	(153)	—	(153)
Balance at March 31, 2026	$141	$2,331	$5,768	$(639)	$(4,079)	$3,522	$54	$3,576

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at December 31, 2024	$141	$2,200	$5,181	$(872)	$(3,265)	$3,385	$171	$3,556
Net income (loss)	—	—	252	—	—	252	(4)	248
Other comprehensive income (loss)	—	—	—	39	—	39	(1)	38
Common stock issued (including share-based compensation impact)	—	28	—	—	13	41	—	41
Share repurchases	—	—	—	—	(130)	(130)	—	(130)
Cash dividends declared (1)	—	—	(148)	—	—	(148)	—	(148)
Balance at March 31, 2025	$141	$2,228	$5,285	$(833)	$(3,382)	$3,439	$166	$3,605
(1) Cash dividends were $1.38 per share and $1.31 per share in the three months ended March 31, 2026 and 2025, respectively.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(Unaudited)
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2025	$141	$2,283	$5,422	$(657)	$(3,535)	$3,654	$57	$3,711
Net income (loss)	—	—	655	—	—	655	(2)	653
Other comprehensive income (loss)	—	—	—	18	—	18	(1)	17
Common stock issued (including share-based compensation impact)	—	48	—	—	65	113	—	113
Share repurchases	—	—	—	—	(609)	(609)	—	(609)
Retirement of treasury shares	—	—	—	—	—	—	—	—
Cash dividends declared (1)	—	—	(309)	—	—	(309)	—	(309)
Balance at March 31, 2026	$141	$2,331	$5,768	$(639)	$(4,079)	$3,522	$54	$3,576

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2024	$181	$2,188	$9,635	$(772)	$(7,734)	$3,498	$177	$3,675
Net income (loss)	—	—	436	—	—	436	(10)	426
Other comprehensive loss	—	—	—	(61)	—	(61)	(1)	(62)
Common stock issued (including share-based compensation impact)	—	40	—	—	52	92	—	92
Share repurchases	—	—	—	—	(229)	(229)	—	(229)
Retirement of treasury shares	(40)	—	(4,489)	—	4,529	—	—	—
Cash dividends declared (1)	—	—	(297)	—	—	(297)	—	(297)
Balance at March 31, 2025	$141	$2,228	$5,285	$(833)	$(3,382)	$3,439	$166	$3,605
(1) Cash dividends were $2.76 per share and $2.62 per share in the six months ended March 31, 2026 and 2025, respectively.
See Notes to Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. (Rockwell Automation or the Company), the unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. The results of operations for the three and six months ended March 31, 2026, are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter, unless otherwise stated.
During the quarter ended September 30, 2025, we reviewed our classification of expenses in the Statement of Operations. We have elected to separately report Engineering and development costs, formerly classified as Cost of sales. Engineering and development costs include research and development (R&D) and other engineering activities including routine enhancements or improvements to existing products, production lines, manufacturing processes and other ongoing operations that are not directly related to revenue generating customer contracts. Cost of sales now includes material, labor and overhead costs directly attributable to (i) specific units of inventory produced, (ii) the delivery of specific services, or (iii) the fulfillment of current customer contracts.
Certain prior-year amounts in the Consolidated Statement of Operations have been reclassified to Engineering and development to conform to the current-year presentation, which we believe enhances transparency and provides a clearer view of overall business performance. This revised presentation also aligns more closely with the reporting practices of our industry peers, facilitating improved comparability for stakeholders. These reclassifications had no impact on net income, earnings per share, cash flows, segment operating earnings, or the financial position of the Company. For the three and six months ended March 31, 2025, the reclassifications resulted in a decrease to Cost of sales in the amount of $162 million and $318 million, respectively.
Assets and Related Liabilities Held for Sale
During the fourth quarter of fiscal 2025, as a result of the historical financial performance of the Sensia joint venture not achieving expectations, a strategic review by the partners resulted in a decision to pursue a dissolution. The decision by the joint venture partners was a triggering event that resulted in goodwill and intangible assets pre-tax, non-cash impairment charges of $161 million and $63 million, respectively, during the quarter ended September 30, 2025.
The joint venture partners signed a separation agreement in December 2025, including a plan for distribution of joint venture assets and related terms and conditions. The disposal group met the criteria to be classified as held for sale under ASC 360-10-45 in the first quarter ended December 31, 2025. The assets and liabilities of the disposal group have been separately presented on the Consolidated Balance Sheet as Current assets held for sale and Current liabilities related to assets held for sale at March 31, 2026. Based on the planned distribution of assets and terms and conditions of the separation agreement, the carrying value of the disposal group approximates fair value less cost to sell at March 31, 2026. The transaction closed on April 1, 2026.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the major classes of assets and liabilities classified as held for sale as of March 31, 2026:

March 31, 2026
Cash and Cash equivalents	$47
Receivables	72
Inventories	54
Other current assets	5
Property, net	5
Operating lease right-of-use assets	8
Other intangible assets, net	56
Assets held for sale	$247

Accounts payable	25
Compensation and benefits	9
Contract liabilities	20
Other current liabilities	6
Operating lease liabilities	6
Other liabilities	8
Liabilities related to assets held for sale	$74
Receivables
We record an allowance for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are recorded net of an allowance for doubtful accounts of $18 million at March 31, 2026, and $21 million at September 30, 2025. The changes to our allowance for doubtful accounts during the three and six months ended March 31, 2026 and 2025, were not material and primarily consisted of current-period provisions, write-offs charged against the allowance, recoveries collected, and foreign currency translation.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net income attributable to Rockwell Automation, Inc.	$350	$252	$655	$436
Less: Allocation to participating securities	(1)	(1)	(2)	(2)
Net income available to common shareowners	$349	$251	$653	$434
Basic weighted average outstanding shares	112.1	112.9	112.2	113.0
Effect of dilutive securities
Stock options	0.5	0.4	0.5	0.4
Performance shares	—	—	—	—
Diluted weighted average outstanding shares	112.6	113.3	112.7	113.4
Earnings per share:
Basic	$3.11	$2.22	$5.82	$3.84
Diluted	$3.10	$2.22	$5.79	$3.83
For the three and six months ended March 31, 2026, there were 0.2 million and 0.6 million shares, respectively, related to share-based compensation awards that were excluded from the diluted EPS calculation because they were antidilutive. For the three and six months ended March 31, 2025, there were 0.6 million and 1.3 million shares, respectively, related to share-based compensation awards that were excluded from the diluted EPS calculation because they were antidilutive.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Non-Cash Investing and Financing Activities
Capital expenditures of $30 million and $19 million were accrued within Accounts payable and Other current liabilities at March 31, 2026 and 2025, respectively. Outstanding common stock share repurchases of $12 million and $3 million that did not settle until the next quarter were accrued within Accounts payable at March 31, 2026 and 2025, respectively. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Consolidated Statement of Cash Flows.
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

The rollforward of our outstanding obligations under the SCF programs is as follows (in millions):

	March 31, 2026	March 31, 2025
Beginning Balance	$62	$68
Invoices confirmed during the period	59	49
Payments made during the period	(57)	(61)
Ending Balance	$64	$56

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Goodwill
We perform our annual evaluation of goodwill and indefinite life intangible assets for impairment as required under accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of each year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Any excess in carrying value over the estimated fair value is charged to results of operations. For our annual evaluation of goodwill, we may perform a qualitative test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in order to determine whether it is necessary to perform a quantitative goodwill impairment test. Our reporting units for goodwill evaluation consist of the Intelligent Devices segment, the Software & Control segment, and the Lifecycle Services segment.
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
Unfulfilled Performance Obligations
As of March 31, 2026, we expect to recognize approximately $1,362 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $803 million from our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of March 31, 2026.
Disaggregation of Revenue
The following tables present our revenue disaggregation by geographic region for our three operating segments (in millions). We attribute sales to the geographic regions based on the country of destination.

	Three Months Ended March 31, 2026
	North America	Europe, Middle East, and Africa	Asia Pacific	Latin America	Total
Intelligent Devices	$672	$175	$92	$69	$1,008
Software & Control	464	109	71	40	684
Lifecycle Services	276	146	94	31	547
Total Company Sales	$1,412	$430	$257	$140	$2,239

	Three Months Ended March 31, 2025
	North America	Europe, Middle East, and Africa	Asia Pacific	Latin America	Total
Intelligent Devices	$600	$151	$86	$59	$896
Software & Control	403	78	52	35	568
Lifecycle Services	285	129	89	34	537
Total Company Sales	$1,288	$358	$227	$128	$2,001

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Six Months Ended March 31, 2026
	North America	Europe, Middle East, and Africa	Asia Pacific	Latin America	Total
Intelligent Devices	$1,322	$316	$188	$135	$1,961
Software & Control	894	200	137	82	1,313
Lifecycle Services	535	286	187	62	1,070
Total Company Sales	$2,751	$802	$512	$279	$4,344

	Six Months Ended March 31, 2025
	North America	Europe, Middle East, and Africa	Asia Pacific	Latin America	Total
Intelligent Devices	$1,119	$286	$172	$125	$1,702
Software & Control	768	151	107	71	1,097
Lifecycle Services	551	253	199	80	1,083
Total Company Sales	$2,438	$690	$478	$276	$3,882
Contract Liabilities
Contract liabilities primarily relate to consideration received in advance of performance under the contract.
Below is a summary of our Contract liabilities balance, the portion not expected to be recognized within twelve months is included within Other liabilities in the Consolidated Balance Sheet (in millions):

	March 31, 2026	March 31, 2025
Balance as of beginning of year	$695	$653
Balance as of end of period	720	714
The most significant changes in our Contract liabilities balance during both the six months ended March 31, 2026 and 2025, were due to amounts billed during the period, partially offset by revenue recognized on amounts billed during the period and revenue recognized that was included in the Contract liabilities balance at the beginning of the period.
In the six months ended March 31, 2026, we recognized revenue of approximately $395 million that was included in the Contract liabilities balance at September 30, 2025. In the six months ended March 31, 2025, we recognized revenue of approximately $506 million that was included in the Contract liabilities balance at September 30, 2024. We did not have a material amount of revenue recognized in the six months ended March 31, 2026 and 2025, from performance obligations satisfied or partially satisfied in previous periods.
3. Share-Based Compensation
We recognized $24 million and $45 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2026, respectively. We recognized $21 million and $44 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2025, respectively. Our annual grant of share-based compensation takes place during the first quarter of each year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Six Months Ended March 31,
	2026		2025
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	201	$117.15	190	$93.48
Performance shares	51	591.67	58	387.72
Restricted stock units	165	400.12	89	295.84
Unrestricted stock	3	402.22	6	297.10

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
4. Inventories
Inventories consist of (in millions):

	March 31, 2026	September 30, 2025
Finished goods	$462	$502
Work in process	355	331
Raw materials	408	414
Inventories	$1,225	$1,247
5. Goodwill and Other Intangible Assets
Changes in the carrying amount of Goodwill for the six months ended March 31, 2026, were (in millions):

	Intelligent Devices	Software & Control	Lifecycle Services	Total
Balance as of September 30, 2025	$904	$2,440	$495	$3,839
Translation	(1)	—	—	(1)
Balance as of March 31, 2026	$903	$2,440	$495	$3,838

Gross carrying value of goodwill	$903	$2,440	$814	$4,157
Accumulated impairment losses	—	—	(319)	(319)
Goodwill	$903	$2,440	$495	$3,838
We performed our annual evaluation of goodwill and indefinite life intangible assets for impairment as of the beginning of the second quarter of fiscal 2026 and concluded that these assets are not impaired. Refer to Note 1 for additional information on our annual impairment evaluation.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Other intangible assets consist of (in millions):

	March 31, 2026
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$110	$(87)	$23
Customer relationships	422	(148)	274
Technology	650	(301)	349
Trademarks	105	(51)	54
Other	3	(3)	—
Total amortized intangible assets	1,290	(590)	700
Allen-Bradley® trademark not subject to amortization	44	—	44
Other intangible assets	$1,334	$(590)	$744

	September 30, 2025
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$108	$(83)	$25
Customer relationships	569	(232)	337
Technology	698	(304)	394
Trademarks	131	(67)	64
Other	6	(6)	—
Total amortized intangible assets	1,512	(692)	820
Allen-Bradley® trademark not subject to amortization	44	—	44
Other intangible assets	$1,556	$(692)	$864
Estimated total amortization expense for all amortized intangible assets is $131 million in 2026, $122 million in 2027, $111 million in 2028, $73 million in 2029, and $71 million in 2030.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
6. Short-Term and Long-Term Debt
Our Short-term debt as of March 31, 2026, included commercial paper borrowings of $1,025 million, with a weighted average interest rate of 4.00 percent, and a weighted average maturity period of 28 days. Our Short-term debt as of September 30, 2025, included commercial paper borrowings of $522 million, with a weighted average interest rate of 4.24 percent, and a weighted average maturity period of 16 days.
In December 2022, Sensia entered into an unsecured $75 million line of credit. There were no borrowings outstanding under the line of credit as of December 31, 2025, as the credit line matured and closed and outstanding debt was settled with loans from the joint venture partners. As of September 30, 2025, included in Short-term debt was $70 million borrowed against the line of credit with an interest rate of 5.18 percent. Also included in Short-term debt as of March 31, 2026, were the following interest-bearing loans from Schlumberger (SLB) to Sensia: $42 million due October 15, 2026, $14 million due June 15, 2026, and $33 million due June 10, 2026. As of September 30, 2025, the $14 million and $42 million of interest-bearing loans were included in Short-term debt and Long-term debt, respectively. Pursuant to the separation agreement referenced in Note 1, all intercompany debt was settled by the joint venture partners upon dissolution.
In November 2025, we replaced our former $1.5 billion unsecured revolving credit facility with a new five-year $1.5 billion unsecured revolving credit facility, expiring in November 2030. This credit facility uses the secured overnight funding rate (SOFR) as the primary basis for determining interest payments. We can increase the aggregate amount of this credit facility by up to $750 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility during the quarter ended March 31, 2026, or against our prior credit facility during the quarter ended September 30, 2025. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA for the preceding four quarters to consolidated interest expense for the same period.
The following table presents the carrying amounts and estimated fair values of Long-term debt in the Consolidated Balance Sheet (in millions):

	March 31, 2026		September 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$2	$2	$2	$2
Long-term debt	2,571	2,258	2,614	2,350
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
7. Other Current Liabilities
Other current liabilities consist of (in millions):

	March 31, 2026	September 30, 2025
Unrealized losses on foreign exchange contracts	$13	$20
Product warranty obligations	21	23
Taxes other than income taxes	48	55
Legacy asbestos-related liabilities	34	34
Accrued interest	25	20
Income taxes payable	83	163
Operating lease liabilities	86	94
Other	68	96
Other current liabilities	$378	$505

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Investments
Our investments consist of (in millions):

	March 31, 2026	September 30, 2025
Equity securities (other)	108	105
Other	82	77
Long-term investments (1)	$190	$182
(1) Long-term investments are included in Other assets in the Consolidated Balance Sheet.
Equity Securities
Equity securities (other) consist of various securities that do not have a readily determinable fair value, which we account for using the measurement alternative under U.S. GAAP. These securities are recorded at the investment cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer in the Consolidated Balance Sheet. Observable price changes are classified as level 2 in the fair value hierarchy, as described below. The carrying values at both March 31, 2026, and September 30, 2025, include cumulative upward adjustments from observed price changes of $23 million. The carrying values at both March 31, 2026, and September 30, 2025, include cumulative downward adjustments from observed price changes and impairments of $10 million.
We record gains and losses on investments within the Other income line in the Consolidated Statement of Operations. There were no significant unrealized gains or losses on investments in the three and six months ended March 31, 2026. Total net unrealized losses on investments were $3 million in both the three and six months ended March 31, 2025.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Retirement Benefits
The components of net periodic pension and postretirement benefit cost were (in millions):

	Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Service cost	$9	$11	$18	$21
Interest cost	35	34	69	68
Expected return on plan assets	(43)	(42)	(85)	(83)
Amortization of net actuarial loss	4	7	8	13
Net periodic pension benefit cost	$5	$10	$10	$19

	Other Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Service cost	$1	$—	$1	$—
Interest cost	1	—	1	—
Amortization of net actuarial loss	—	1	1	2
Net periodic postretirement benefit cost	$2	$1	$3	$2
The service cost component is included in Cost of sales, Selling, general and administrative expenses, and Engineering and development in the Consolidated Statement of Operations. All other components are included in Other income in the Consolidated Statement of Operations.
10. Other Income
The components of Other income were (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Interest income	$3	$2	$6	$6
Royalty income	4	3	7	6
Net legacy asbestos and environmental charges	(1)	(6)	(2)	(9)
Non-operating pension and postretirement benefit credit	3	—	6	—
Fair value adjustments for earnout payments (1)	—	(5)	—	(5)
Other	—	6	—	8
Other income	$9	$—	$17	$6
(1) Adjustment related to the Clearpath acquisition.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
11. Accumulated Other Comprehensive Loss
Common Stock
Changes in Accumulated other comprehensive loss attributable to Rockwell Automation by component for the following periods were (in millions):

Three Months Ended March 31, 2026	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of December 31, 2025	$(332)	$(254)	$(38)	$(624)
Other comprehensive (loss) income before reclassifications	—	(24)	2	(22)
Amounts reclassified from accumulated other comprehensive loss	4	—	3	7
Other comprehensive income (loss)	4	(24)	5	(15)
Balance as of March 31, 2026	$(328)	$(278)	$(33)	$(639)

Six Months Ended March 31, 2026	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2025	$(335)	$(281)	$(41)	$(657)
Other comprehensive income before reclassifications	—	3	5	8
Amounts reclassified from accumulated other comprehensive loss	7	—	3	10
Other comprehensive income	7	3	8	18
Balance as of March 31, 2026	$(328)	$(278)	$(33)	$(639)

Three Months Ended March 31, 2025	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of December 31, 2024	$(426)	$(426)	$(20)	$(872)
Other comprehensive income (loss) before reclassifications	—	44	(6)	38
Amounts reclassified from accumulated other comprehensive loss	6	—	(5)	1
Other comprehensive income (loss)	6	44	(11)	39
Balance as of March 31, 2025	$(420)	$(382)	$(31)	$(833)

Six Months Ended March 31, 2025	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2024	$(431)	$(296)	$(45)	$(772)
Other comprehensive (loss) income before reclassifications	—	(86)	19	(67)
Amounts reclassified from accumulated other comprehensive loss	11	—	(5)	6
Other comprehensive income (loss)	11	(86)	14	(61)
Balance as of March 31, 2025	$(420)	$(382)	$(31)	$(833)

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The reclassifications out of Accumulated other comprehensive loss in the Consolidated Statement of Operations were (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,		Affected Line in the Consolidated Statement of Operations
	2026	2025	2026	2025
Pension and other postretirement benefit plan adjustments (1)
Amortization of net actuarial loss	$4	$8	$9	$15	Other income
	4	8	9	15	Income before income taxes
	—	(2)	(2)	(4)	Income tax provision
	$4	$6	$7	$11	Net income attributable to Rockwell Automation, Inc.

Net unrealized losses (gains) on cash flow hedges
Forward exchange contracts	$—	$1	$—	$2	Sales
Forward exchange contracts	2	(9)	3	(11)	Cost of sales
Treasury locks related to 2019 and 2021 debt issuances	1	1	1	2	Interest expense
	3	(7)	4	(7)	Income before income taxes
	—	2	(1)	2	Income tax provision
	$3	$(5)	$3	$(5)	Net income attributable to Rockwell Automation, Inc.
Total reclassifications	$7	$1	$10	$6	Net income attributable to Rockwell Automation, Inc.
(1) These components are included in the computation of net periodic pension and postretirement benefit cost. See Note 9 for further information.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
12. Commitments and Contingencies
Various lawsuits, claims, and proceedings have been or may be instituted or asserted against us relating to the conduct of our business, including those pertaining to product liability, environmental, safety and health, intellectual property, employment, and contract matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to us, we believe the disposition of matters that are pending or have been asserted will not have a material effect on our business, financial condition, or results of operations. The following outlines additional background for obligations associated with asbestos, divested businesses, intellectual property and contingencies related to tariffs.
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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale and at times in other contracts with third parties. As of March 31, 2026, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition, or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition, or results of operations in a particular period.
As a result of a U.S. Supreme Court ruling issued in February 2026, the Company may be entitled to a refund of tariffs previously paid on imported products under the International Emergency Economic Powers Act (IEEPA). As of March 31, 2026, the Company has not recognized an asset related to the potential refund. The Company will continue to monitor developments and will recognize a refund when realizable in accordance with ASC 450, Contingencies.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
13. Restructuring Charges
In 2024, we recorded restructuring charges of $97 million ($73 million, net of tax or $0.64 per diluted share) related to actions in conjunction with an enterprise-wide comprehensive program to optimize cost structure and expand margins. The charges included $92 million for severance benefits and $5 million for strategic advisory services related to the targeted severance actions. During 2025, we reversed $5 million of accruals primarily due to attrition without payment of severance.
We expect the total cash expenditures associated with these restructuring actions to be $92 million. We paid $7 million and $17 million during the three and six months ended March 31, 2026, respectively. We paid $12 million and $26 million during the three and six months ended March 31, 2025, respectively. Accruals remaining under these restructuring actions were $10 million and $27 million at March 31, 2026, and September 30, 2025, respectively.

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
The effective tax rates were 20.2 percent and 16.5 percent for the three and six months ended March 31, 2026, respectively, compared to 17.1 percent and 16.8 percent for the three and six months ended March 31, 2025, respectively. The increase in the effective tax rate for the three months ended March 31, 2026 was primarily due to the application of Base Erosion and Profit Shifting (BEPS) Pillar Two minimum tax rules in Singapore. The effective tax rate was lower than the U.S. statutory rate of 21 percent for the three and six months ended March 31, 2026, primarily due to higher discrete tax benefits, including a tax benefit related to the dissolution of the Sensia joint venture, in the first quarter, and excess income tax benefits on share-based compensation. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the three and six months ended March 31, 2025, primarily due to the geographical mix of pre-tax income.
Our final payment of $97 million related to the U.S. transition tax under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was paid in the second quarter of 2026. There is no longer a balance related to this in Other current liabilities in the Consolidated Balance Sheet as of March 31, 2026.
Unrecognized Tax Benefits
The amount of gross unrecognized tax benefits was $28 million at March 31, 2026, and $29 million at September 30, 2025, respectively, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $3 million at March 31, 2026 and $2 million at September 30, 2025. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
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
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2018, state and local income tax examinations for years before 2015, and foreign income tax examinations for years before 2008.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
15. Business Segment Information
Sales and operating results of our reportable segments were (in millions):

	Three Months Ended March 31, 2026
	Intelligent Devices	Software & Control	Lifecycle Services	Total
Sales	$1,008	$684	$547	$2,239
Less:
Segment cost of sales	(533)	(196)	(361)
Segment selling, general and administrative expenses	(198)	(154)	(89)
Segment engineering and development expenses	(66)	(98)	(16)
Other segment items (1)	—	3	(1)
Segment operating earnings	$211	$239	$80	$530
Amortization of acquisition-related intangible assets (2)				(29)
Corporate and other				(26)
Non-operating pension and postretirement benefit credit				3
Net legacy asbestos and environmental charges				(1)
Change in fair value of investments				—
Cost associated with dissolution of Sensia				(4)
Interest expense, net				(33)
Income before income taxes				$440
(1) Other segment items are primarily comprised of foreign currency adjustments for each segment.
(2) Amortization of acquisition-related intangibles excludes amortization of internally developed and capitalized intangible assets.

	Three Months Ended March 31, 2025
	Intelligent Devices	Software & Control	Lifecycle Services	Total
Sales	$896	$568	$537	$2,001
Less:
Segment cost of sales	(482)	(160)	(352)
Segment selling, general and administrative expenses	(188)	(147)	(96)
Segment engineering and development expenses	(65)	(88)	(11)
Other segment items (1)	(2)	(2)	—
Segment operating earnings	$159	$171	$78	408
Amortization of acquisition-related intangible assets (2)				(36)
Corporate and other				(27)
Non-operating pension and postretirement benefit credit				—
Net legacy asbestos and environmental charges (2)				(6)
Change in fair value of investments				(3)
Cost associated with dissolution of Sensia				—
Interest expense, net				(37)
Income before income taxes				$299
(1) Other segment items are primarily comprised of foreign currency adjustments for each segment.
(2) Amortization of acquisition-related intangibles excludes amortization of internally developed and capitalized intangible assets.
(3) Legacy asbestos and environmental charges were previously included in Corporate and other. Three months ended March 31, 2025 has been recast to conform with current year presentation.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Six Months Ended March 31, 2026
	Intelligent Devices	Software & Control	Lifecycle Services	Total
Sales	$1,961	$1,313	$1,070	$4,344
Less:
Segment cost of sales	(1,065)	(383)	(705)
Segment selling, general and administrative expenses	(390)	(306)	(182)
Segment engineering and development expenses	(129)	(193)	(30)
Other segment items (1)	(1)	4	1
Segment operating earnings	$376	$435	$154	965
Amortization of acquisition-related intangible assets (2)				(61)
Corporate and other				(56)
Non-operating pension and postretirement benefit credit				6
Net legacy asbestos and environmental charges				(2)
Change in fair value of investments				—
Cost associated with dissolution of Sensia				(8)
Interest expense, net				(62)
Income before income taxes				$782
(1) Other segment items are primarily comprised of foreign currency adjustments for each segment.
(2) Amortization of acquisition-related intangibles excludes amortization of internally developed and capitalized intangible assets.

	Six Months Ended March 31, 2025
	Intelligent Devices	Software & Control	Lifecycle Services	Total
Sales	$1,702	$1,097	$1,083	$3,882
Less:
Segment cost of sales	(921)	(320)	(720)
Segment selling, general and administrative expenses	(371)	(298)	(195)
Segment engineering and development expenses	(126)	(171)	(23)
Other segment items (1)	(5)	(4)	1
Segment operating earnings	$279	$304	$146	729
Amortization of acquisition-related intangible assets (2)				(71)
Corporate and other				(62)
Non-operating pension and postretirement benefit credit				—
Net legacy asbestos and environmental charges (3)				(9)
Change in fair value of investments				(3)
Cost associated with dissolution of Sensia				—
Interest expense, net				(72)
Income before income taxes				$512
(1) Other segment items are primarily comprised of foreign currency adjustments for each segment.
(2) Amortization of acquisition-related intangibles excludes amortization of internally developed and capitalized intangible assets.
(3) Legacy asbestos and environmental charges were previously included in Corporate and other. Six months ended March 31, 2025 has been recast to conform with current year presentation.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Among other considerations, we evaluate segment performance and allocate resources based upon segment operating earnings before amortization of acquisition-related intangible assets, corporate and other, non-operating pension and postretirement benefit credit, net legacy asbestos and environmental charges, cost associated with dissolution of Sensia, change in fair value of investments, restructuring charges aligned with enterprise-wide strategic initiatives, and interest expense, net. Our chief operating decision maker (CODM), our Chief Executive Officer, uses segment operating earnings as the key performance metric to regularly monitor performance compared to prior periods, annual operating plan, and forecasts and to make decisions. The Company does not report total assets or capital expenditures by segment for internal reporting purposes as our CODM does not assess performance, make strategic decisions, or allocate resources based on assets.
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
We conduct a significant portion of our business activities outside the United States. We attribute sales to the geographic regions based on the country of destination. Sales in North America include $1,304 million and $2,541 million related to the U.S. for the three and six months ended March 31, 2026, respectively, and $1,190 million and $2,242 million for the three and six months ended March 31, 2025, respectively. Refer to Note 2 for disaggregation of revenue by segment and region.
In most countries, we sell primarily through independent distributors in conjunction with our direct sales force. We sell large systems and service offerings principally through our direct sales force, though opportunities are sometimes identified through distributors. Sales to our two largest distributors, which are attributable to all three segments, were approximately 20 percent of our total sales for the three and six months ended March 31, 2026 and 2025.
The following table summarizes the provision for depreciation and amortization for each of the reportable segments and Corporate (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Depreciation and amortization
Intelligent Devices	$20	$14	$37	$32
Software & Control	19	19	39	33
Lifecycle Services	10	11	19	21
Corporate	1	1	2	2
Total	50	45	97	88
Amortization of acquisition-related intangible assets (1)	29	36	61	71
Total	$79	$81	$158	$159
(1) Amortization of acquisition-related intangibles excludes amortization of internally developed and capitalized intangible assets.
Depreciation expense has been allocated to segment operating earnings based on the expected benefit to be realized by each segment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Rockwell Automation, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the "Company") as of March 31, 2026, the related consolidated statements of operations, comprehensive income, and shareowners’ equity for the three-month and six-month periods ended March 31, 2026, and 2025, and of cash flows for the six-month periods ended March 31, 2026, and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
May 5, 2026

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
•the availability, effectiveness, and security of our information technology systems;
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
Non-GAAP Measures
The following discussion includes organic sales, Enterprise operating profit, Enterprise operating margin, Adjusted Income, Adjusted EPS, Adjusted Effective Tax Rate, and free cash flow, which are non-GAAP measures. See Supplemental Sales Information for a reconciliation of reported sales to organic sales and a discussion of why we believe this non-GAAP measure is useful to investors. See Summary of Results of Operations for a reconciliation of Income before income taxes and pre-tax margin to Enterprise operating profit and Enterprise operating margin and a discussion of why we believe these non-GAAP measures are useful to investors. See Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation for a reconciliation of Net income attributable to Rockwell Automation, diluted EPS, and effective tax rate to Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate, respectively, and a discussion of why we believe these non-GAAP measures are useful to investors. See Financial Condition for a reconciliation of Cash provided by operating activities to free cash flow and a discussion of why we believe this non-GAAP measure is useful to investors.

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

U.S. Economic Trends
In the second quarter of 2026, sales in the U.S. accounted for over half of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:
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
The table below depicts trends in these indicators since the quarter ended September 2024. These figures are as of May 5, 2026, and are subject to revision by the issuing organizations. Through March, the IP index increased versus the first quarter of fiscal 2026. Manufacturing PMI results increased as well during the second quarter of fiscal 2026, with January, February, and March registering readings above 50 and the highest levels in over three years.

	Manufacturing IP Index	PMI
Fiscal 2026 quarter ended:
March 2026	97.3	52.7
December 2025	96.5	47.9
Fiscal 2025 quarter ended:
September 2025	97.3	48.9
June 2025	96.9	49.0
March 2025	96.8	48.9
December 2024	95.5	49.2
Fiscal 2024 quarter ended:
September 2024	95.6	47.5
Inflation in the U.S. has also had an impact on our input costs and pricing. The Producer Price Index (PPI), published by the Bureau of Labor Statistics, measures the average change over time in the selling prices received by domestic producers for their output. PPI growth did not significantly change from the first quarter of 2026, and remains in the low single digits.
Non-U.S. Economic Trends
In the second quarter of 2026, sales to customers outside the U.S. accounted for less than half of our total sales. These customers include both indigenous companies and multinational companies with a global presence. In addition to the global factors previously mentioned in the Overview section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure, and expanding consumer markets. We use changes in key countries' gross domestic product (GDP), IP, and PMI as indicators of the growth opportunities in each region where we do business. Industrial output outside the U.S. was mostly positive in the second quarter of fiscal 2026. Manufacturing PMI readings outside the U.S were mostly positive as well except for Mexico and Brazil where readings remained below 50.

Outlook
We continue to manage the impact of tariffs through actions including pricing and the use of alternative sources of materials and redundant manufacturing locations. Resiliency actions we took in recent years enable us to build certain high value product lines in more than one geographic location. We are still expecting that pricing actions will recover all tariff costs this year.
As a result of a U.S. Supreme Court ruling issued in February 2026, the Company may be entitled to a refund of tariffs previously paid on imported products under the International Emergency Economic Powers Act (IEEPA). As of March 31, 2026, the Company has not recognized an asset related to the potential refund. The Company will continue to monitor developments and will recognize a refund when realizable in accordance with ASC 450, Contingencies. If tariff amounts are ultimately refunded, the Company expects to implement a refund process for qualified customers.
During the second half of the fiscal year, we expect continued inflationary pressures to affect certain cost categories, driven by strong market demand for data centers and continued volatility related to geopolitical tensions in the Middle East. These factors are expected to primarily impact commodities, memory‑related electronic components, energy, and freight costs. Our objective is to mitigate these cost pressures over the remainder of the year through price and supply chain actions.
In the first quarter of 2026, we announced plans to build a new greenfield manufacturing site in Southeastern Wisconsin, and in the second quarter we confirmed New Berlin, Wisconsin as the specific site location. The facility is expected to be the company’s largest manufacturing campus globally, with a significant footprint and the flexibility to scale operations. Additionally, in January we completed the purchase of our Mequon, Wisconsin facility, which we had previously leased and continue to use for engineering and development and manufacturing. These projects are aligned with the previously announced $2 billion investment in plants, digital infrastructure, and talent to grow share, build resilience, and expand margins over the next five years.

Summary of Results of Operations
The following table reflects our sales and operating results (in millions, except per share amounts and percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Sales
Intelligent Devices (a)	$1,008	$896	$1,961	$1,702
Software & Control (b)	684	568	1,313	1,097
Lifecycle Services (c)	547	537	1,070	1,083
Total sales (d)	$2,239	$2,001	$4,344	$3,882
Segment operating earnings (1)
Intelligent Devices (e)	$211	$159	$376	$279
Software & Control (f)	239	171	435	304
Lifecycle Services (g)	80	78	154	146
Corporate and other (2)	(26)	(27)	(56)	(62)
Enterprise operating profit (3) (h)	504	381	909	667
Amortization of acquisition-related intangible assets (4)	(29)	(36)	(61)	(71)
Non-operating pension and postretirement benefit credit	3	—	6	—
Net legacy asbestos and environmental charges (2)	(1)	(6)	(2)	(9)
Change in fair value of investments	—	(3)	—	(3)
Cost associated with dissolution of Sensia	(4)	—	(8)	—
Interest expense, net	(33)	(37)	(62)	(72)
Income before income taxes (i)	440	299	782	512
Income tax provision	(89)	(51)	(129)	(86)
Net income	351	248	653	426
Net income (loss) attributable to noncontrolling interests	1	(4)	(2)	(10)
Net income attributable to Rockwell Automation	$350	$252	$655	$436

Diluted EPS	$3.10	$2.22	$5.79	$3.83

Adjusted EPS (5)	$3.30	$2.50	$6.05	$4.35

Diluted weighted average outstanding shares	112.6	113.3	112.7	113.4

Pre-tax margin (i/d)	19.7%	14.9%	18.0%	13.2%

Intelligent Devices segment operating margin (e/a)	20.9%	17.7%	19.2%	16.4%
Software & Control segment operating margin (f/b)	34.9%	30.1%	33.1%	27.7%
Lifecycle Services segment operating margin (g/c)	14.6%	14.5%	14.4%	13.5%
Enterprise operating margin (3) (h/d)	22.5%	19.0%	20.9%	17.2%
(1) See Note 15 in the Consolidated Financial Statements for the definition of segment operating earnings.
(2) Legacy asbestos and environmental charges were previously included in Corporate and other. Three and six months ended March 31, 2025 have been recast to conform to current year presentation.
(3) Enterprise operating profit and Enterprise operating margin are non-GAAP financial measures. We exclude from income before income taxes and pre-tax margin amortization of acquisition-related intangible assets, impairment, non-operating pension and postretirement benefit credit, net legacy asbestos and environmental charges, change in fair value of investments, restructuring charges aligned with enterprise-wide strategic initiatives, cost associated with dissolution of Sensia, and interest expense, net because we do not consider these items to be directly related to the operating performance of our enterprise. We believe Enterprise operating profit and Enterprise operating margin are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our operating enterprise. Our measures of Enterprise operating profit and Enterprise operating margin may be different from measures used by other companies.
(4) Amortization of acquisition-related intangibles excludes amortization of internally developed and capitalized intangible assets. See the Supplemental Segment Information section for our presentation and reconciliation by segment.

(5) Adjusted EPS is a non-GAAP earnings measure. See Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation for more information on this non-GAAP measure.

Three and Six Months Ended March 31, 2026, Compared to Three and Six Months Ended March 31, 2025
Sales
Sales increased 12 percent year over year in both the three and six months ended March 31, 2026. Organic sales increased 9 percent year over year in both the three and six months ended March 31, 2026. Currency translation increased sales by 3 percent in both the three and six months ended March 31, 2026. Pricing contributed 3 percentage points to organic growth year over year in both the three and six months ended March 31, 2026.
The tables below present our sales, attributed to the geographic regions based upon country of destination, and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales (1) vs.
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Three Months Ended March 31, 2025
North America	$1,412	10%	9%
Europe, Middle East, and Africa	430	20%	9%
Asia Pacific	257	13%	10%
Latin America	140	9%	(1)%
Total Company Sales	$2,239	12%	9%

		Change vs.	Change in Organic Sales (1) vs.
	Six Months Ended March 31, 2026	Six Months Ended March 31, 2025	Six Months Ended March 31, 2025
North America	$2,751	13%	13%
Europe, Middle East and Africa	802	16%	7%
Asia Pacific	512	7%	6%
Latin America	279	1%	(7)%
Total Company Sales	$4,344	12%	9%
(1) Organic sales and organic sales growth exclude the effect of acquisitions, changes in currency exchange rates, and divestitures. See Supplemental Sales Information for information on these non-GAAP measures.
Corporate and Other
Corporate and other expenses were $26 million and $56 million in the three and six months ended March 31, 2026, respectively, compared to $27 million and $62 million in the three and six months ended March 31, 2025, respectively.
Income before Income Taxes
Income before income taxes increased to $440 million and $782 million in the three and six months ended March 31, 2026, respectively, from $299 million and $512 million in the three and six months ended March 31, 2025, respectively.
Pre-tax margin was 19.7 percent and 18.0 percent in the three and six months ended March 31, 2026, respectively, compared to 14.9 percent and 13.2 percent in the three and six months ended March 31, 2025, respectively. Enterprise operating margin was 22.5 percent and 20.9 percent in the three and six months ended March 31, 2026, respectively, compared to 19.0 percent and 17.2 percent in the three and six months ended March 31, 2025, respectively. For both the three and six months ended March 31, 2026, pre-tax margin and Enterprise operating margin increased primarily due to higher sales volume, positive impact of price realization exceeding input costs, including productivity, and favorable mix, partially offset by higher compensation.

Income Taxes
The effective tax rates for the three and six months ended March 31, 2026, were 20.2 percent and 16.5 percent, respectively, compared to 17.1 percent and 16.8 percent for the three and six months ended March 31, 2025, respectively. Our Adjusted Effective Tax Rates for the three and six months ended March 31, 2026, were 20.6 percent and 19.1 percent, respectively, compared to 17.7 percent for both the three and six months ended March 31, 2025. The increases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to the application of BEPS Pillar Two minimum tax rules in Singapore offset by favorable discrete tax items in the first quarter of fiscal year 2026.
Diluted EPS and Adjusted EPS
Fiscal 2026 second quarter Net income attributable to Rockwell Automation was $350 million or $3.10 per share, compared to $252 million or $2.22 per share in the second quarter of 2025. The increases in Net income attributable to Rockwell Automation and diluted EPS were primarily due to higher pre-tax margin. Adjusted EPS was $3.30 in the second quarter 2026, up 32 percent compared to $2.50 in the second quarter of 2025, primarily due to higher Enterprise operating margin.
Net income attributable to Rockwell Automation was $655 million or $5.79 per share in the six months ended March 31, 2026, compared to $436 million or $3.83 per share in the six months ended March 31, 2025. The increases in Net income attributable to Rockwell Automation and diluted EPS were primarily due to higher pre-tax margin. Adjusted EPS was $6.05 in the six months ended March 31, 2026, up 39 percent compared to $4.35 in the six months ended March 31, 2025, primarily due to higher Enterprise operating margin.

Intelligent Devices
Sales
Intelligent Devices sales increased 13 percent and 15 percent year over year in the three and six months ended March 31, 2026, respectively. Organic sales increased 9 percent and 13 percent year over year in the three and six months ended March 31, 2026, respectively. The effects of currency translation increased sales by 4 percent and 2 percent year over year in the three and six months ended March 31, 2026. For the three months ended March 31, 2026, reported and organic sales increased in all regions. For the six months ended March 31, 2026, reported sales increased in all regions, while organic sales increased in all regions except for Latin America.
Segment Operating Margin
Intelligent Devices segment operating earnings increased 33 percent year over year in the three months ended March 31, 2026. Segment operating margin increased to 20.9 percent in the three months ended March 31, 2026, from 17.7 percent in the same period a year ago, primarily due to positive impact of price realization exceeding input costs, including productivity, higher sales volume, and favorable mix, partially offset by higher compensation.
Intelligent Devices segment operating earnings increased 35 percent year over year in the six months ended March 31, 2026. Segment operating margin increased to 19.2 percent in the six months ended March 31, 2026, from 16.4 percent in the same period a year ago, primarily due to higher sales volume, positive impact of price realization exceeding input costs, including productivity, and favorable mix, partially offset by higher compensation.
Software & Control
Sales
Software & Control sales increased 20 percent year over year in both the three and six months ended March 31, 2026. Organic sales increased 17 percent year over year in both the three and six months ended March 31, 2026. The effects of currency translation increased sales by 3 percent year over year in both the three and six months ended March 31, 2026. For the three months ended March 31, 2026, reported sales increased in all regions, while organic sales increased in all regions except for Latin America. For the six months ended March 31, 2026, reported and organic sales increased in all regions.
Segment Operating Margin
Software & Control segment operating earnings increased 40 percent year over year in the three months ended March 31, 2026. Segment operating margin increased to 34.9 percent in the three months ended March 31, 2026, from 30.1 percent in the same period a year ago, primarily due to higher sales volume and positive impact of price realization exceeding input costs, including productivity, partially offset by higher compensation.
Software & Control segment operating earnings increased 43 percent year over year in the six months ended March 31, 2026. Segment operating margin increased to 33.1 percent in the six months ended March 31, 2026, from 27.7 percent in the same period a year ago, primarily due to higher sales volume, partially offset by higher compensation.

Lifecycle Services
Sales
Lifecycle Services sales increased 2 percent and decreased 1 percent year over year in the three and six months ended March 31, 2026, respectively. Organic sales decreased 1 percent and 4 percent year over year in the three and six months ended March 31, 2026, respectively. The effects of currency translation increased sales by 3 percent year over year in the three and six months ended March 31, 2026. For the three months ended March 31, 2026, reported and organic sales increased in Europe, Middle East, and Africa and Asia Pacific, while decreasing in North America and Latin America. For the six months ended March 31, 2026, reported and organic sales decreased in all regions, except Europe, Middle East, and Africa.
Segment Operating Margin
Lifecycle Services segment operating earnings increased 3 percent year over year in the three months ended March 31, 2026. Segment operating margin increased to 14.6 percent in the three months ended March 31, 2026, from 14.5 percent in the same period a year ago.
Lifecycle Services segment operating earnings increased 5 percent year over year in the six months ended March 31, 2026. Segment operating margin increased to 14.4 percent in the six months ended March 31, 2026, from 13.5 percent in the same period a year ago, primarily due to strong project execution, partially offset by higher compensation.

Supplemental Segment Information
Amortization of acquisition-related intangible assets and non-operating pension and postretirement benefit credit are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Amortization of acquisition-related intangible assets (1)
Intelligent Devices	$9	$10	$19	$19
Software & Control	16	16	33	33
Lifecycle Services	4	10	9	19
Non-operating pension and postretirement benefit credit
Intelligent Devices	$(1)	$—	$(2)	$—
Software & Control	(1)	—	(2)	—
Lifecycle Services	(1)	—	(2)	(1)
(1) Amortization of acquisition-related intangible assets does not include amortization for intangibles internally developed, which is included in segment operating earnings. For the three and six months ended March 31, 2026, the amortization expense for internally developed intangible amortization was $4 million and $6 million, respectively.

Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation
Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude non-operating pension and postretirement benefit credit, amortization of acquisition-related intangible assets, net legacy asbestos and environmental charges, cost and tax items associated with dissolution of Sensia attributable to Rockwell Automation, change in fair value of investments, and restructuring charges aligned with enterprise-wide strategic initiatives, including their respective tax effects. See Note 9 in the Consolidated Financial Statements for more information on our net periodic pension and postretirement benefit cost.
The Company adjusts its non-GAAP results to exclude Amortization of acquisition-related intangible assets as such amounts are significantly impacted by the timing and/or size of acquisitions. Management believes that the adjustment of Amortization of acquisition-related intangible assets supplements the GAAP information with a measure that can be used to assess the comparability of operating performance between periods and as compared to industry peers. Although the Company excludes Amortization of acquisition-related intangible assets from its non-GAAP expenses, management believes that it is important for investors to understand that such intangible assets were recorded as part of an acquisition and contribute to revenue generation.
In fiscal 2026, we updated the definition of our non-GAAP earnings measures to exclude cost, net of tax, and tax items associated with the April 1, 2026 dissolution of the Sensia joint venture. We believe the change to our definition provides a more useful presentation of our operating performance to investors as these costs and tax effects are not reflective of our ongoing operations. We did not revise prior years because there were no similar amounts.
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

The following are reconciliations of Net income attributable to Rockwell Automation, diluted EPS, and effective tax rate to Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate, respectively (in millions, except per share amounts and percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net income attributable to Rockwell Automation	$350	$252	$655	$436
Non-operating pension and postretirement benefit credit	(3)	—	(6)	—
Tax effect of non-operating pension and postretirement credit	—	—	1	—
Amortization of acquisition-related intangible assets attributable to Rockwell Automation	29	32	60	65
Tax effect of amortization of acquisition-related intangible assets attributable to Rockwell Automation	(7)	(7)	(14)	(15)
Net legacy asbestos and environmental charges	1	6	2	9
Tax effect of net legacy asbestos and environmental charges	—	(1)	—	(2)
Change in fair value of investments	—	3	—	3
Tax effect of change in fair value of investments	—	(1)	—	(1)
Cost associated with dissolution of Sensia attributable to Rockwell Automation	4	—	7	—
Tax effects associated with dissolution of Sensia attributable to Rockwell Automation	(1)	—	(21)	—
Adjusted Income	$373	$284	$684	$495

Diluted EPS	$3.10	$2.22	$5.79	$3.83
Non-operating pension and postretirement credit	(0.03)	—	(0.05)	—
Tax effect of non-operating pension and postretirement credit	—	—	0.01	—
Amortization of acquisition-related intangible assets attributable to Rockwell Automation	0.26	0.27	0.53	0.57
Tax effect of amortization of acquisition-related intangible assets attributable to Rockwell Automation	(0.06)	(0.06)	(0.12)	(0.13)
Net legacy asbestos and environmental charges	0.01	0.06	0.02	0.08
Tax effect of net legacy asbestos and environmental charges	—	(0.01)	—	(0.02)
Change in fair value of investments	—	0.03	—	0.03
Tax effect of change in fair value of investments	—	(0.01)	—	(0.01)
Cost associated with dissolution of Sensia attributable to Rockwell Automation	0.03	—	0.06	—
Tax and tax items associated with dissolution of Sensia attributable to Rockwell Automation	(0.01)	—	(0.19)	—
Adjusted EPS	$3.30	$2.50	$6.05	$4.35

Effective tax rate	20.2%	17.1%	16.5%	16.8%
Tax effect of non-operating pension and postretirement credit	0.2%	—%	—%	—%
Tax effect of amortization of acquisition-related intangible assets attributable to Rockwell Automation	0.3%	0.5%	0.6%	0.7%
Tax effect of net legacy asbestos and environmental charges	(0.1)%	—%	(0.1)%	0.1%
Tax effect of change in fair value of investments	—%	0.1%	—%	0.1%
Tax effect associated with dissolution of Sensia attributable to Rockwell Automation	—%	—%	2.1%	—%
Adjusted Effective Tax Rate	20.6%	17.7%	19.1%	17.7%

Financial Condition
The following is a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Six Months Ended March 31,
	2026	2025
Cash provided by (used for)
Operating activities	$554	$563
Investing activities	(119)	(122)
Financing activities	(436)	(445)
Effect of exchange rate changes on cash	3	(17)
Increase (decrease) in cash, cash equivalents, and cash included in assets held for sale	$2	$(21)
The following table summarizes free cash flow, which is a non-GAAP financial measure (in millions):

	Six Months Ended March 31,
	2026	2025
Cash provided by operating activities	$554	$563
Capital expenditures	(109)	(99)
Free cash flow	$445	$464
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
Cash provided by operating activities was $554 million for the six months ended March 31, 2026, compared to $563 million for the six months ended March 31, 2025. Free cash flow was $445 million for the six months ended March 31, 2026, compared to $464 million for the six months ended March 31, 2025. The year over year decreases in cash provided by operating activities and free cash flow were primarily due to the payout of incentive compensation in fiscal 2026 related to fiscal 2025 performance while no incentive compensation was paid in fiscal 2025 related to fiscal 2024 performance, and increases in working capital, partially offset by higher pre-tax income.
Our Short-term debt as of March 31, 2026, included commercial paper borrowings of $1,025 million with a weighted average interest rate of 4.00 percent, and a weighted average maturity period of 28 days. Our Short-term debt as of September 30, 2025, included commercial paper borrowings of $522 million, with a weighted average interest rate of 4.24 percent, and a weighted average maturity period of 16 days.
In December 2022, Sensia entered into an unsecured $75 million line of credit. There were no borrowings outstanding under the line of credit as of December 31, 2025, as the credit line matured and closed and outstanding debt was settled with loans from the joint venture partners. As of September 30, 2025, included in Short-term debt was $70 million borrowed against the line of credit with an interest rate of 5.18 percent. Also included in Short-term debt as of March 31, 2026, were the following interest-bearing loans from Schlumberger (SLB) to Sensia: $42 million due October 15, 2026, $14 million due June 15, 2026, and $33 million due June 10, 2026. As of September 30, 2025, the $14 million and $42 million of interest-bearing loans were included in Short-term debt and Long-term debt, respectively. Pursuant to the separation agreement referenced in Note 1 in the Consolidated Financial Statements, all intercompany debt was settled by the joint venture partners upon dissolution.

We repurchased approximately 1.6 million shares of our common stock under our share repurchase program in the first six months of 2026. The total cost of these shares was $608 million, of which $12 million was recorded in Accounts payable at March 31, 2026, related to shares that did not settle until April 2026. Excise tax of $2 million was paid during the three months ended March 31, 2026, related to our 2026 share repurchases. At September 30, 2025, there were $1 million of outstanding common stock share repurchases recorded in Accounts payable. We repurchased approximately 0.8 million shares of our common stock under our share repurchase program in the first six months of 2025. The total cost of these shares was $228 million, of which $3 million was recorded in Accounts payable at March 31, 2025, related to shares that did not settle until April 2025. Our decision to repurchase shares in the remainder of 2026 will depend on business conditions, free cash flow generation, other cash requirements, and stock price. At March 31, 2026, we had approximately $318 million remaining for share repurchases under our existing board authorization. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.
We expect future uses of cash to include capital expenditures, working capital requirements, dividends to shareowners, repurchases of common stock, repayment of debt, additional contributions to our retirement plans, and acquisitions of businesses and other inorganic investments. We expect to fund future uses of cash with a combination of existing cash balances, cash generated by operating activities, commercial paper borrowings, or new issuances of debt or other securities. In addition, we have access to unsecured credit facilities with various banks.
At March 31, 2026, the majority of our Cash and cash equivalents were held by non-U.S. subsidiaries. We use a global cash pooling arrangement to allocate capital resources among our entities. As a result of the broad changes to the U.S. international tax system under the Tax Act, the Company accounts for taxes on earnings of substantially all of its non-U.S. subsidiaries including both non-U.S. and U.S. taxes. The Company has concluded that earnings of a limited number of its non-U.S. subsidiaries are indefinitely reinvested.
In November 2025, we replaced our former $1.5 billion unsecured revolving credit facility with a new five-year $1.5 billion unsecured revolving credit facility, expiring in November 2030. This credit facility uses the secured overnight funding rate (SOFR) as the primary basis for determining interest payments. We can increase the aggregate amount of this credit facility by up to $750 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility during the quarter ended March 31, 2026, or against our prior credit facility during the quarter ended September 30, 2025. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA for the preceding four quarters to consolidated interest expense for the same period.
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
Separate short-term unsecured credit facilities of approximately $275 million at March 31, 2026, were available to non-U.S. subsidiaries, of which, approximately $35 million was committed under letters of credit. Borrowings under our non-U.S. credit facilities at March 31, 2026, and September 30, 2025, were not significant. We were in compliance with all covenants under our credit facilities at March 31, 2026, and September 30, 2025. There are no significant commitment fees or compensating balance requirements under our credit facilities.
The following is a summary of our credit ratings as of May 5, 2026:

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
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings. During the three and six months ended March 31, 2026, we reclassified $3 million and $4 million, respectively, in pre-tax net losses related to cash flow hedges from Accumulated other comprehensive loss into the Consolidated Statement of Operations. During both the three and six months ended March 31, 2025, we reclassified $7 million in pre-tax net gains related to cash flow hedges from Accumulated other comprehensive loss into the Consolidated Statement of Operations. As of March 31, 2026, we expect that approximately $6 million of pre-tax net unrealized losses on cash flow hedges will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended September 30, 2025. We believe that at March 31, 2026, there has been no material change to this information.

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
The following is a reconciliation of reported sales to organic sales by geographic region (in millions):

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Reported Sales	Effect of Changes in Currency	Organic Sales	Reported Sales
North America	$1,412	$5	$1,407	$1,288
Europe, Middle East, and Africa	430	40	390	358
Asia Pacific	257	7	250	227
Latin America	140	13	127	128
Total Company Sales	$2,239	$65	$2,174	$2,001

	Six Months Ended March 31, 2026			Six Months Ended March 31, 2025
	Reported Sales	Effect of Changes in Currency	Organic Sales	Reported Sales
North America	$2,751	$6	$2,745	$2,438
Europe, Middle East, and Africa	802	66	736	690
Asia Pacific	512	6	506	478
Latin America	279	22	257	276
Total Company Sales	$4,344	$100	$4,244	$3,882

The following is a reconciliation of reported sales to organic sales by operating segment (in millions):

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Reported Sales	Effect of Changes in Currency	Organic Sales	Reported Sales
Intelligent Devices	$1,008	$29	$979	$896
Software & Control	684	19	665	568
Lifecycle Services	547	17	530	537
Total Company Sales	$2,239	$65	$2,174	$2,001

	Six Months Ended March 31, 2026			Six Months Ended March 31, 2025
	Reported Sales	Effect of Changes in Currency	Organic Sales	Reported Sales
Intelligent Devices	$1,961	$45	$1,916	$1,702
Software & Control	1,313	29	1,284	1,097
Lifecycle Services	1,070	26	1,044	1,083
Total Company Sales	$4,344	$100	$4,244	$3,882

Critical Accounting Estimates
We have prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended September 30, 2025. We believe that at March 31, 2026, there has been no material change to this information.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 17 in the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended September 30, 2025. We believe that at March 31, 2026, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Consolidated Financial Statements regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to foreign currency risk and interest rate risk is contained in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended September 30, 2025. We believe that at March 31, 2026, there has been no material change to this information.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended September 30, 2025. We believe that at March 31, 2026, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended September 30, 2025. We believe that at March 31, 2026, there has been no material change to this information, except that the existing risk factor entitled "Failures or security breaches of our commercial product offerings (which includes hardware, software, services, and solutions), manufacturing equipment, supply chain, or information and operational technology systems could have an adverse effect on our business." is updated as follows:
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
In April 2026, U.S. government agencies issued a joint cybersecurity advisory warning of active exploitation by Iranian-affiliated threat actors of internet-facing operational technology (OT) devices, including programmable logic controllers, across multiple U.S. critical infrastructure sectors. According to this advisory, threat actors have successfully accessed and manipulated industrial control systems by leveraging legitimate engineering software and targeting unsecured customer network connections, resulting in operational disruption, unauthorized modification of control logic, and manipulation of human machine interface and supervisory control and data acquisition displays. The advisory further indicates that this activity is ongoing, has escalated since at least March 2026, and may expand to additional OT products and vendors due to widespread deployment of industrial automation technologies.
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
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1-31, 2026	96,604	$414.11	96,604	$732,723,643
February 1-28, 2026	283,173	395.32	283,173	620,780,893
March 1-31, 2026	838,500	360.64	838,500	318,384,738
Total	1,218,277	$372.94	1,218,277
(1) All of the shares purchased during the quarter ended March 31, 2026, were acquired pursuant to the repurchase program described in (3) below.
(2) Average price paid per share includes brokerage commissions.
(3) On September 11, 2024, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. Our repurchase program allows us to repurchase shares at management’s discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.
Item 5. Other Information

During the quarter ended March 31, 2026, the following officer of the Company adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act, with such details of the arrangement as further follows:

•John Miller, Vice President and Chief Intellectual Property Counsel, adopted a Rule 10b5-1 trading arrangement on February 17, 2026, that will terminate on the earlier of October 30, 2026, or the execution of all trades in the trading arrangement. Mr. Miller’s trading arrangement covers the (i) sale of 354 long shares of the Company’s common stock and (ii) exercise of up to 700 stock options and the sale of the underlying shares of the Company's common stock.

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, no director of the Company adopted or terminated a Rule 10b5-1 trading arrangement, and no officer of the Company terminated a Rule 10b5-1 trading arrangement.

Item 6. Exhibits
(a) Exhibits:

Exhibit 10.1*	—	Copy of the Company's 2026 Long-Term Incentives Plan, filed as Exhibit 4-c to the Company's Registration Statement on Form S-8 (No. 333-293518), is hereby incorporated by reference.
Exhibit 10.2*	—
Form of Restricted Stock Unit Agreement for U.S. Employees under the Company’s 2026 Long-Term Incentives Plan for restricted stock units awarded to executive officers of the Company after February 17, 2026.

Exhibit 10.3*	—	Form of Performance Share Agreement for U.S. Employees under the Company’s 2026 Long-Term Incentives Plan for performance shares awarded to executive officers of the Company after February 17, 2026.
Exhibit 10.4*	—	Form of Stock Option Agreement for U.S. Employees under the Company’s 2026 Long-Term Incentives Plan for options awarded to executive officers of the Company after February 17, 2026.
Exhibit 10.5*	—	Form of Restricted Stock Unit Agreement for Directors under the Company’s 2026 Long-Term Incentives Plan for restricted stock units awarded to directors of the Company after February 17, 2026.
Exhibit 15	—	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
Exhibit 31.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 31.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 32.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	—	Interactive Data Files.
Exhibit 104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	May 5, 2026	By	/s/ CHRISTIAN E. ROTHE
Christian E. Rothe Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 5, 2026	By	/s/ TERRY L. RIESTERER
Terry L. Riesterer Vice President and Controller (Principal Accounting Officer)