Form 10-Q
period 2026-06-30
ROCKWELL AUTOMATION, INC
filed 2026-08-04
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
111,048,676 shares of registrant’s Common Stock were outstanding on June 30, 2026.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKWELL AUTOMATION, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	June 30, 2026	September 30, 2025
ASSETS
Current assets
Cash and cash equivalents	$479	$468
Receivables	1,937	1,931
Inventories	1,243	1,247
Other current assets	289	265
Total current assets	3,948	3,911
Property, net of accumulated depreciation of $2,050 and $1,997, respectively	839	797
Operating lease right-of-use assets	346	403
Goodwill	3,814	3,839
Other intangible assets, net	710	864
Deferred income taxes	620	596
Other assets	814	809
Total	$11,091	$11,219
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term debt	$686	$608
Current portion of long-term debt	2	2
Accounts payable	935	930
Compensation and benefits	395	432
Contract liabilities	651	621
Customer returns, rebates and incentives	383	347
Other current liabilities	620	505
Total current liabilities	3,672	3,445
Long-term debt	2,570	2,614
Retirement benefits	406	406
Operating lease liabilities	268	329
Other liabilities	679	714
Commitments and contingent liabilities (Note 12)
Shareowners’ equity
Common stock ($1.00 par value, shares issued: 141.4)	141	141
Additional paid-in capital	2,364	2,283
Retained earnings	5,867	5,422
Accumulated other comprehensive loss	(669)	(657)
Common stock in treasury, at cost (shares held: 30.3 and 29.0, respectively)	(4,209)	(3,535)
Shareowners’ equity attributable to Rockwell Automation, Inc.	3,494	3,654
Noncontrolling interests	2	57
Total shareowners’ equity	3,496	3,711
Total	$11,091	$11,219
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Sales
Products and solutions	$2,068	$1,897	$5,938	$5,301
Services	245	247	719	725
	2,313	2,144	6,657	6,026
Cost of sales
Products and solutions	(1,038)	(960)	(2,990)	(2,732)
Services	(131)	(138)	(382)	(398)
	(1,169)	(1,098)	(3,372)	(3,130)
Gross profit	1,144	1,046	3,285	2,896
Selling, general and administrative expenses	(490)	(498)	(1,446)	(1,443)
Engineering and development	(173)	(170)	(525)	(488)
Other income (Note 10)	22	5	39	8
Interest expense	(33)	(41)	(101)	(119)
Income before income taxes	470	342	1,252	854
Income tax provision (Note 14)	(62)	(49)	(191)	(135)
Net income	408	293	1,061	719
Net loss attributable to noncontrolling interests	—	(2)	(2)	(12)
Net income attributable to Rockwell Automation, Inc.	$408	$295	$1,063	$731
Earnings per share:
Basic	$3.66	$2.61	$9.48	$6.45
Diluted	$3.65	$2.60	$9.44	$6.43
Weighted average outstanding shares:
Basic	111.1	112.5	111.8	112.8
Diluted	111.6	113.0	112.3	113.2
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net income	$408	$293	$1,061	$719
Other comprehensive income (loss)
Pension and other postretirement benefit plan adjustments (net of tax expense of ($1), ($2), ($3), and ($5))	3	6	10	17
Currency translation adjustments	(38)	106	(36)	19
Net change in cash flow hedges (net of tax (expense) benefit of ($3), $6, ($6), and $0)	6	(15)	14	(1)
Other comprehensive income (loss)	(29)	97	(12)	35
Comprehensive income	379	390	1,049	754
Comprehensive income (loss) attributable to noncontrolling interests	1	(1)	(2)	(12)
Comprehensive income attributable to Rockwell Automation, Inc.	$378	$391	$1,051	$766
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended June 30,
	2026	2025
Operating activities:
Net income	$1,061	$719
Adjustments to arrive at cash provided by operating activities
Depreciation	138	126
Amortization of intangible assets	99	114
Share-based compensation expense	69	65
Retirement benefit expense	19	31
Net loss on disposition and impairment of property	—	9
Pension contributions	(5)	(8)
Gain on dissolution of Sensia	(20)	—
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments
Receivables	(51)	(58)
Inventories	(49)	44
Accounts payable	47	1
Contract liabilities	41	65
Compensation and benefits	(26)	87
Income taxes	(92)	(130)
Other assets and liabilities	47	25
Cash provided by operating activities	1,278	1,090
Investing activities:
Capital expenditures	(179)	(137)
Purchases of investments	(14)	(13)
Dissolution of Sensia, net of cash derecognized	(7)	—
Other investing activities	(5)	(15)
Cash used for investing activities	(205)	(165)
Financing activities:
Net issuance (repayment) of commercial paper	162	(398)
Issuance of short-term debt	33	513
Issuance of long-term debt	—	12
Repayment of short-term debt	(70)	—
Repayment of long-term debt	(62)	(300)
Cash dividends	(464)	(444)
Purchases of treasury stock	(754)	(356)
Proceeds from the exercise of stock options	93	78
Other financing activities	—	(9)
Cash used for financing activities	(1,062)	(904)
Effect of exchange rate changes on cash	—	3
Increase in cash and cash equivalents	11	24
Cash and cash equivalents at beginning of period	468	471
Cash and cash equivalents at end of period	$479	$495
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(Unaudited)
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at March 31, 2026	$141	$2,331	$5,768	$(639)	$(4,079)	$3,522	$54	$3,576
Net income	—	—	408	—	—	408	—	408
Other comprehensive income (loss)	—	—	—	(30)	—	(30)	1	(29)
Common stock issued (including share-based compensation impact)	—	33	—	—	16	49	—	49
Share repurchases	—	—	—	—	(146)	(146)	—	(146)
Cash dividends declared (1)	—	—	(309)	—	—	(309)	—	(309)
Dissolution of Sensia	—	—	—	—	—	—	(53)	(53)
Balance at June 30, 2026	$141	$2,364	$5,867	$(669)	$(4,209)	$3,494	$2	$3,496

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at March 31, 2025	$141	$2,228	$5,285	$(833)	$(3,382)	$3,439	$166	$3,605
Net income (loss)	—	—	295	—	—	295	(2)	293
Other comprehensive income	—	—	—	96	—	96	1	97
Common stock issued (including share-based compensation impact)	—	30	—	—	23	53	—	53
Share repurchases	—	—	—	—	(124)	(124)	—	(124)
Cash dividends declared (1)	—	—	(296)	—	—	(296)	—	(296)
Dissolution of Sensia	—	—	—	—	—	—	—	—
Balance at June 30, 2025	$141	$2,258	$5,284	$(737)	$(3,483)	$3,463	$165	$3,628
(1) Cash dividends were $1.38 per share and $1.31 per share in the three months ended June 30, 2026 and 2025, respectively.
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(Unaudited)
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2025	$141	$2,283	$5,422	$(657)	$(3,535)	$3,654	$57	$3,711
Net income (loss)	—	—	1,063	—	—	1,063	(2)	1,061
Other comprehensive loss	—	—	—	(12)	—	(12)	—	(12)
Common stock issued (including share-based compensation impact)	—	81	—	—	81	162	—	162
Share repurchases	—	—	—	—	(755)	(755)	—	(755)
Retirement of treasury shares	—	—	—	—	—	—	—	—
Cash dividends declared (1)	—	—	(618)	—	—	(618)	—	(618)
Dissolution of Sensia	—	—	—	—	—	—	(53)	(53)
Balance at June 30, 2026	$141	$2,364	$5,867	$(669)	$(4,209)	$3,494	$2	$3,496

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2024	$181	$2,188	$9,635	$(772)	$(7,734)	$3,498	$177	$3,675
Net income (loss)	—	—	731	—	—	731	(12)	719
Other comprehensive income	—	—	—	35	—	35	—	35
Common stock issued (including share-based compensation impact)	—	70	—	—	75	145	—	145
Share repurchases	—	—	—	—	(353)	(353)	—	(353)
Retirement of treasury shares	(40)	—	(4,489)	—	4,529	—	—	—
Cash dividends declared (1)	—	—	(593)	—	—	(593)	—	(593)
Dissolution of Sensia	—	—	—	—	—	—	—	—
Balance at June 30, 2025	$141	$2,258	$5,284	$(737)	$(3,483)	$3,463	$165	$3,628
(1) Cash dividends were $4.14 per share and $3.93 per share in the nine months ended June 30, 2026 and 2025, respectively.
See Notes to Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. (Rockwell Automation or the Company), the unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. The results of operations for the three and nine months ended June 30, 2026, are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter, unless otherwise stated.
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
Certain prior-year amounts in the Consolidated Statement of Operations have been reclassified to Engineering and development to conform to the current-year presentation, which we believe enhances transparency and provides a clearer view of overall business performance. This revised presentation also aligns more closely with the reporting practices of our industry peers, facilitating improved comparability for stakeholders. These reclassifications had no impact on net income, earnings per share, cash flows, segment operating earnings, or the financial position of the Company. For the three and nine months ended June 30, 2025, the reclassifications resulted in a decrease to Cost of sales in the amount of $170 million and $488 million, respectively.
Dissolution of the Sensia Joint Venture
During the fourth quarter of fiscal 2025, as a result of the historical financial performance of the Sensia joint venture not achieving expectations, a strategic review by the partners resulted in a decision to pursue a dissolution. The decision by the joint venture partners was a triggering event that resulted in goodwill and intangible assets pre-tax, non-cash impairment charges of $161 million and $63 million, respectively, during the quarter ended September 30, 2025. As a result of the impairment, there is no remaining goodwill within the Sensia reporting unit. Remaining identifiable intangible asset balance for Sensia was $58 million as of September 30, 2025.
The joint venture partners signed a separation agreement in December 2025, including a plan for distribution of joint venture assets and related terms and conditions. The disposal group met the criteria to be classified as held for sale under ASC 360-10-45 in the first quarter ended December 31, 2025. The Sensia joint venture had historically been included in the Lifecycle Services reportable segment.
The dissolution of the Sensia joint venture was completed April 1, 2026. Upon the dissolution, the businesses contributed to the joint venture were distributed back to the respective joint venture partners at fair value and resulted in a $40 million cash payment from the joint venture partner to Rockwell. Additionally, a payment will be made to account for the proportional distribution of the book value of working capital assets distributed to each joint venture partner at closing. As a result of closing the transaction, we derecognized net assets of $94 million, primarily consisting of (i) cash and cash equivalents of $47 million, (ii) receivables of $60 million, (iii) inventories of $54 million, (iv) other intangible assets of $56 million, (v) short-term debt of $89 million, and (vi) contract liabilities of $20 million. We recognized a pre-tax gain on the dissolution of Sensia of $20 million, which was recorded in Other income in the Consolidated Statement of Operations. We incurred $2 million and $10 million of transaction costs during the three and nine months ended June 30, 2026, respectively, which were recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations.
Receivables
We record an allowance for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are recorded net of an allowance for doubtful accounts of $17 million at June 30, 2026, and $21 million at September 30, 2025. The changes to our allowance for doubtful accounts during the three and nine months ended June 30, 2026 and 2025, were not material and primarily consisted of current-period provisions, write-offs charged against the allowance, recoveries collected, and foreign currency translation.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to Rockwell Automation, Inc.	$408	$295	$1,063	$731
Less: Allocation to participating securities	(1)	(1)	(3)	(3)
Net income available to common shareowners	$407	$294	$1,060	$728
Basic weighted average outstanding shares	111.1	112.5	111.8	112.8
Effect of dilutive securities
Stock options	0.5	0.4	0.5	0.4
Performance shares	—	0.1	—	—
Diluted weighted average outstanding shares	111.6	113.0	112.3	113.2
Earnings per share:
Basic	$3.66	$2.61	$9.48	$6.45
Diluted	$3.65	$2.60	$9.44	$6.43
For the three and nine months ended June 30, 2026, there were 0.3 million and 0.9 million shares, respectively, related to share-based compensation awards that were excluded from the diluted EPS calculation because they were antidilutive. For the three and nine months ended June 30, 2025, there were 0.4 million and 1.7 million shares, respectively, related to share-based compensation awards that were excluded from the diluted EPS calculation because they were antidilutive.
Non-Cash Investing and Financing Activities
Capital expenditures of $14 million and $20 million were accrued within Accounts payable and Other current liabilities at June 30, 2026 and 2025, respectively. Outstanding common stock share repurchases of $2 million and $1 million that did not settle until the next quarter were accrued within Accounts payable at June 30, 2026 and 2025, respectively. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Consolidated Statement of Cash Flows.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The rollforward of our outstanding obligations under the SCF programs is as follows (in millions):

	2026	2025
Beginning Balance, March 31	$64	$56
Invoices confirmed during the period	66	63
Payments made during the period	(53)	(52)
Ending Balance, June 30	$77	$67
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
Unfulfilled Performance Obligations
As of June 30, 2026, we expect to recognize approximately $1,375 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $820 million from our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of June 30, 2026.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Disaggregation of Revenue
The following tables present our revenue disaggregation by geographic region for our three operating segments (in millions). We attribute sales to the geographic regions based on the country of destination.

	Three Months Ended June 30, 2026
	North America	Europe, Middle East, and Africa	Asia Pacific	Latin America	Total
Intelligent Devices	$718	$190	$107	$65	$1,080
Software & Control	514	110	87	40	751
Lifecycle Services	250	104	94	34	482
Total Company Sales	$1,482	$404	$288	$139	$2,313

	Three Months Ended June 30, 2025
	North America	Europe, Middle East, and Africa	Asia Pacific	Latin America	Total
Intelligent Devices	$636	$160	$103	$69	$968
Software & Control	431	94	70	34	629
Lifecycle Services	287	138	93	29	547
Total Company Sales	$1,354	$392	$266	$132	$2,144

	Nine Months Ended June 30, 2026
	North America	Europe, Middle East, and Africa	Asia Pacific	Latin America	Total
Intelligent Devices	$2,040	$506	$295	$200	$3,041
Software & Control	1,408	310	224	122	2,064
Lifecycle Services	785	390	281	96	1,552
Total Company Sales	$4,233	$1,206	$800	$418	$6,657

	Nine Months Ended June 30, 2025
	North America	Europe, Middle East, and Africa	Asia Pacific	Latin America	Total
Intelligent Devices	$1,755	$446	$275	$194	$2,670
Software & Control	1,199	245	177	105	1,726
Lifecycle Services	838	391	292	109	1,630
Total Company Sales	$3,792	$1,082	$744	$408	$6,026
Contract Liabilities
Contract liabilities primarily relate to consideration received in advance of performance under the contract.
Below is a summary of our Contract liabilities balance, the portion not expected to be recognized within twelve months is included within Other liabilities in the Consolidated Balance Sheet (in millions):

	June 30, 2026	June 30, 2025
Balance as of beginning of year	$695	$653
Balance as of end of period	714	720
The most significant changes in our Contract liabilities balance during both the nine months ended June 30, 2026 and 2025, were due to amounts billed during the period, partially offset by revenue recognized on amounts billed during the period and revenue recognized that was included in the Contract liabilities balance at the beginning of the period.
In the nine months ended June 30, 2026, we recognized revenue of approximately $476 million that was included in the Contract liabilities balance at September 30, 2025. In the nine months ended June 30, 2025, we recognized revenue of

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

approximately $538 million that was included in the Contract liabilities balance at September 30, 2024. We did not have a material amount of revenue recognized in the nine months ended June 30, 2026 and 2025, from performance obligations satisfied or partially satisfied in previous periods.
3. Share-Based Compensation
We recognized $24 million and $69 million of pre-tax share-based compensation expense during the three and nine months ended June 30, 2026, respectively. We recognized $21 million and $65 million of pre-tax share-based compensation expense during the three and nine months ended June 30, 2025, respectively. Our annual grant of share-based compensation takes place during the first quarter of each year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Nine Months Ended June 30,
	2026		2025
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	201	$117.15	190	$93.48
Performance shares	51	591.67	58	387.72
Restricted stock units	171	402.13	92	294.44
Unrestricted stock	4	405.81	6	297.10
4. Inventories
Inventories consist of (in millions):

	June 30, 2026	September 30, 2025
Finished goods	$468	$502
Work in process	357	331
Raw materials	418	414
Inventories	$1,243	$1,247
5. Goodwill and Other Intangible Assets
Changes in the carrying amount of Goodwill for the nine months ended June 30, 2026, were (in millions):

	Intelligent Devices	Software & Control	Lifecycle Services	Total
Balance as of September 30, 2025	$904	$2,440	$495	$3,839
Translation	(11)	(9)	(5)	(25)
Balance as of June 30, 2026	$893	$2,431	$490	$3,814

Gross carrying value of goodwill	$893	$2,431	$809	$4,133
Accumulated impairment losses	—	—	(319)	(319)
Goodwill	$893	$2,431	$490	$3,814
We performed our annual evaluation of goodwill and indefinite life intangible assets for impairment as of the beginning of the second quarter of fiscal 2026 and concluded that these assets are not impaired. For our annual evaluation, we performed quantitative tests for our Intelligent Devices, Software & Control, and Lifecycle Services reporting units. We also assessed the changes in events and circumstances subsequent to our annual test and concluded that no triggering events, which would require interim quantitative testing, occurred.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Other intangible assets consist of (in millions):

	June 30, 2026
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$110	$(90)	$20
Customer relationships	418	(152)	266
Technology	643	(314)	329
Trademarks	104	(53)	51
Other	3	(3)	—
Total amortized intangible assets	1,278	(612)	666
Allen-Bradley® trademark not subject to amortization	44	—	44
Other intangible assets	$1,322	$(612)	$710

	September 30, 2025
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$108	$(83)	$25
Customer relationships	569	(232)	337
Technology	698	(304)	394
Trademarks	131	(67)	64
Other	6	(6)	—
Total amortized intangible assets	1,512	(692)	820
Allen-Bradley® trademark not subject to amortization	44	—	44
Other intangible assets	$1,556	$(692)	$864
Estimated total amortization expense for all amortized intangible assets is $131 million in 2026, $122 million in 2027, $111 million in 2028, $73 million in 2029, and $71 million in 2030.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
6. Short-Term and Long-Term Debt
Our Short-term debt as of June 30, 2026, included commercial paper borrowings of $684 million, with a weighted average interest rate of 3.89 percent, and a weighted average maturity period of 25 days. Our Short-term debt as of September 30, 2025, included commercial paper borrowings of $522 million, with a weighted average interest rate of 4.24 percent, and a weighted average maturity period of 16 days.
In December 2022, Sensia entered into an unsecured $75 million line of credit. As of September 30, 2025, included in Short-term debt was $70 million borrowed against the line of credit with an interest rate of 5.18 percent. Also included in debt as of September 30, 2025, were the following interest-bearing loans from SLB to Sensia: $14 million in Short-term debt, and $42 million in Long-term debt. In December 2025, the credit line matured and was closed. The outstanding debt was settled with loans from the joint venture partners. Upon dissolution of the Sensia joint venture, interest-bearing loans from SLB to Sensia were assumed by SLB. Refer to Note 1 for additional details on the dissolution.
In November 2025, we replaced our former $1.5 billion unsecured revolving credit facility with a new five-year $1.5 billion unsecured revolving credit facility, expiring in November 2030. This credit facility uses the secured overnight financing rate (SOFR) as the primary basis for determining interest payments. We can increase the aggregate amount of this credit facility by up to $750 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility during the quarter ended June 30, 2026, or against our prior credit facility during the quarter ended September 30, 2025. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA for the preceding four quarters to consolidated interest expense for the same period.
The following table presents the carrying amounts and estimated fair values of Long-term debt in the Consolidated Balance Sheet (in millions):

	June 30, 2026		September 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$2	$2	$2	$2
Long-term debt	2,570	2,285	2,614	2,350
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
7. Other Current Liabilities
Other current liabilities consist of (in millions):

	June 30, 2026	September 30, 2025
Unrealized losses on foreign exchange contracts	$18	$20
Product warranty obligations	21	23
Taxes other than income taxes	51	55
Legacy asbestos-related liabilities	34	34
Accrued interest	41	20
Dividends payable	154	—
Income taxes payable	122	163
Operating lease liabilities	87	94
Other	92	96
Other current liabilities	$620	$505

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Investments
Our investments consist of (in millions):

	June 30, 2026	September 30, 2025
Equity securities (other)	104	105
Other	83	77
Long-term investments (1)	$187	$182
(1) Long-term investments are included in Other assets in the Consolidated Balance Sheet.
Equity Securities
Equity securities (other) consist of various securities that do not have a readily determinable fair value, which we account for using the measurement alternative under U.S. GAAP. These securities are recorded at the investment cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer in the Consolidated Balance Sheet. Observable price changes are classified as level 2 in the fair value hierarchy, as described below. The carrying values at both June 30, 2026, and September 30, 2025, include cumulative upward adjustments from observed price changes of $23 million. The carrying values at June 30, 2026, and September 30, 2025, include cumulative downward adjustments from observed price changes and impairments of $17 million and $10 million, respectively.
We record gains and losses on investments within the Other income line in the Consolidated Statement of Operations. There were $7 million of unrealized losses on investments in both the three and nine months ended June 30, 2026. Total net unrealized losses on investments were $3 million in the nine months ended June 30, 2025.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Retirement Benefits
The components of net periodic pension and postretirement benefit cost were (in millions):

	Pension Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Service cost	$10	$10	$28	$31
Interest cost	34	34	103	102
Expected return on plan assets	(42)	(42)	(127)	(125)
Amortization of net actuarial loss	3	7	11	20
Net periodic pension benefit cost	$5	$9	$15	$28

	Other Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Service cost	$—	$—	$1	$—
Interest cost	—	1	1	1
Amortization of net actuarial loss	1	—	2	2
Net periodic postretirement benefit cost	$1	$1	$4	$3
The service cost component is included in Cost of sales, Selling, general and administrative expenses, and Engineering and development in the Consolidated Statement of Operations. All other components are included in Other income in the Consolidated Statement of Operations.
10. Other Income
The components of Other income were (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Interest income	$3	$4	$9	$10
Royalty income	4	3	11	9
Net legacy asbestos and environmental charges	(1)	(4)	(3)	(13)
Non-operating pension and postretirement benefit credit	4	—	10	—
Fair value adjustments for earnout payments (1)	—	—	—	(5)
Change in fair value of investments	(7)	—	(7)	(3)
Gain on dissolution of Sensia	20	—	20	—
Other	(1)	2	(1)	10
Other income	$22	$5	$39	$8
(1) Adjustment related to the Clearpath acquisition.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
11. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss attributable to Rockwell Automation by component for the following periods were (in millions):

Three Months Ended June 30, 2026	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of March 31, 2026	$(328)	$(278)	$(33)	$(639)
Other comprehensive income (loss) before reclassifications	—	(39)	5	(34)
Amounts reclassified from accumulated other comprehensive loss	3	—	1	4
Other comprehensive income (loss)	3	(39)	6	(30)
Balance as of June 30, 2026	$(325)	$(317)	$(27)	$(669)

Nine Months Ended June 30, 2026	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2025	$(335)	$(281)	$(41)	$(657)
Other comprehensive income (loss) before reclassifications	—	(36)	10	(26)
Amounts reclassified from accumulated other comprehensive loss	10	—	4	14
Other comprehensive income (loss)	10	(36)	14	(12)
Balance as of June 30, 2026	$(325)	$(317)	$(27)	$(669)

Three Months Ended June 30, 2025	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of March 31, 2025	$(420)	$(382)	$(31)	$(833)
Other comprehensive income (loss) before reclassifications	—	105	(16)	89
Amounts reclassified from accumulated other comprehensive loss	6	—	1	7
Other comprehensive income (loss)	6	105	(15)	96
Balance as of June 30, 2025	$(414)	$(277)	$(46)	$(737)

Nine Months Ended June 30, 2025	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized losses on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2024	$(431)	$(296)	$(45)	$(772)
Other comprehensive income before reclassifications	—	19	3	22
Amounts reclassified from accumulated other comprehensive loss	17	—	(4)	13
Other comprehensive income (loss)	17	19	(1)	35
Balance as of June 30, 2025	$(414)	$(277)	$(46)	$(737)

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The reclassifications out of Accumulated other comprehensive loss in the Consolidated Statement of Operations were (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,		Affected Line in the Consolidated Statement of Operations
	2026	2025	2026	2025
Pension and other postretirement benefit plan adjustments (1)
Amortization of net actuarial loss	$4	$7	$13	$22	Other income
	4	7	13	22	Income before income taxes
	(1)	(1)	(3)	(5)	Income tax provision
	$3	$6	$10	$17	Net income attributable to Rockwell Automation, Inc.

Net unrealized losses (gains) on cash flow hedges
Forward exchange contracts	$(1)	$—	$(1)	$2	Sales
Forward exchange contracts	1	—	4	(11)	Cost of sales
Treasury locks related to 2019 and 2021 debt issuances	2	1	3	3	Interest expense
	2	1	6	(6)	Income before income taxes
	(1)	—	(2)	2	Income tax provision
	$1	$1	$4	$(4)	Net income attributable to Rockwell Automation, Inc.
Total reclassifications	$4	$7	$14	$13	Net income attributable to Rockwell Automation, Inc.
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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale and at times in other contracts with third parties. As of June 30, 2026, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition, or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition, or results of operations in a particular period.
As a result of a U.S. Supreme Court ruling issued in February 2026, the Company is entitled to a refund of tariffs previously paid under the International Emergency Economic Powers Act (IEEPA) on imported products. As of June 30, 2026, the Company has not recognized an asset related to any refunds. The Company will continue to monitor developments and will recognize a refund when realizable in accordance with ASC 450, Contingencies.

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
We expect the total cash expenditures associated with these restructuring actions to be $92 million. We paid $4 million and $21 million during the three and nine months ended June 30, 2026, respectively. We paid $10 million and $36 million during the three and nine months ended June 30, 2025, respectively. Accruals remaining under these restructuring actions were $6 million and $27 million at June 30, 2026, and September 30, 2025, respectively.
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
The effective tax rates were 13.2 percent and 15.3 percent for the three and nine months ended June 30, 2026, respectively, compared to 14.3 percent and 15.8 percent for the three and nine months ended June 30, 2025, respectively. The decrease in the effective tax rate for the three and nine months ended June 30, 2026, was primarily due to higher discrete tax benefits, including a tax benefit related to the dissolution of the Sensia joint venture, in both the first and third quarters, partially offset by the application of Base Erosion and Profit Shifting (BEPS) Pillar Two minimum tax rules in Singapore. The effective tax rate was lower than the U.S. statutory rate of 21 percent for the three and nine months ended June 30, 2026, primarily due to higher discrete tax benefits, including a tax benefit related to the dissolution of the Sensia joint venture, in both the first and third quarters, and excess income tax benefits on share-based compensation. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the three and nine months ended June 30, 2025, primarily due to the geographical mix of pre-tax income and discrete tax benefits.
Unrecognized Tax Benefits
The amount of gross unrecognized tax benefits was $21 million at June 30, 2026, and $29 million at September 30, 2025, respectively, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $2 million at both June 30, 2026 and September 30, 2025. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $14 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $14 million.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
15. Business Segment Information
Sales and operating results of our reportable segments were (in millions):

	Three Months Ended June 30, 2026
	Intelligent Devices	Software & Control	Lifecycle Services	Total
Sales	$1,080	$751	$482	$2,313
Less:
Segment cost of sales	(590)	(230)	(317)
Segment selling, general and administrative expenses	(206)	(163)	(81)
Segment engineering and development expenses	(69)	(97)	(7)
Other segment items (1)	1	—	(4)
Segment operating earnings	$216	$261	$73	$550
Amortization of acquisition-related intangible assets (2)				(30)
Corporate and other				(34)
Non-operating pension and postretirement benefit credit				4
Net legacy asbestos and environmental charges				(1)
Change in fair value of investments				(7)
Gain on dissolution of Sensia, net of transaction costs				18
Interest expense, net				(30)
Income before income taxes				$470
(1) Other segment items are primarily comprised of foreign currency adjustments for each segment.
(2) Amortization of acquisition-related intangibles excludes amortization of internally developed and capitalized intangible assets.

	Three Months Ended June 30, 2025
	Intelligent Devices	Software & Control	Lifecycle Services	Total
Sales	$968	$629	$547	$2,144
Less:
Segment cost of sales	(518)	(183)	(362)
Segment selling, general and administrative expenses	(200)	(158)	(95)
Segment engineering and development expenses	(67)	(90)	(13)
Other segment items (1)	(1)	1	(4)
Segment operating earnings	$182	$199	$73	454
Amortization of acquisition-related intangible assets (2)				(35)
Corporate and other				(36)
Non-operating pension and postretirement benefit credit				—
Net legacy asbestos and environmental charges (3)				(4)
Change in fair value of investments				—
Gain on dissolution of Sensia, net of transaction costs				—
Interest expense, net				(37)
Income before income taxes				$342
(1) Other segment items are primarily comprised of foreign currency adjustments for each segment.
(2) Amortization of acquisition-related intangibles excludes amortization of internally developed and capitalized intangible assets.
(3) Legacy asbestos and environmental charges were previously included in Corporate and other. Three months ended June 30, 2025 has been recast to conform with current year presentation.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Nine Months Ended June 30, 2026
	Intelligent Devices	Software & Control	Lifecycle Services	Total
Sales	$3,041	$2,064	$1,552	$6,657
Less:
Segment cost of sales	(1,655)	(613)	(1,022)
Segment selling, general and administrative expenses	(596)	(469)	(263)
Segment engineering and development expenses	(198)	(290)	(37)
Other segment items (1)	—	4	(3)
Segment operating earnings	$592	$696	$227	1,515
Amortization of acquisition-related intangible assets (2)				(91)
Corporate and other				(90)
Non-operating pension and postretirement benefit credit				10
Net legacy asbestos and environmental charges				(3)
Change in fair value of investments				(7)
Gain on dissolution of Sensia, net of transaction costs				10
Interest expense, net				(92)
Income before income taxes				$1,252
(1) Other segment items are primarily comprised of foreign currency adjustments for each segment.
(2) Amortization of acquisition-related intangibles excludes amortization of internally developed and capitalized intangible assets.

	Nine Months Ended June 30, 2025
	Intelligent Devices	Software & Control	Lifecycle Services	Total
Sales	$2,670	$1,726	$1,630	$6,026
Less:
Segment cost of sales	(1,439)	(503)	(1,082)
Segment selling, general and administrative expenses	(571)	(456)	(290)
Segment engineering and development expenses	(193)	(261)	(36)
Other segment items (1)	(6)	(3)	(3)
Segment operating earnings	$461	$503	$219	1,183
Amortization of acquisition-related intangible assets (2)				(106)
Corporate and other				(98)
Non-operating pension and postretirement benefit credit				—
Net legacy asbestos and environmental charges (3)				(13)
Change in fair value of investments				(3)
Gain on dissolution of Sensia, net of transaction costs				—
Interest expense, net				(109)
Income before income taxes				$854
(1) Other segment items are primarily comprised of foreign currency adjustments for each segment.
(2) Amortization of acquisition-related intangibles excludes amortization of internally developed and capitalized intangible assets.
(3) Legacy asbestos and environmental charges were previously included in Corporate and other. Nine months ended June 30, 2025 has been recast to conform with current year presentation.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Among other considerations, we evaluate segment performance and allocate resources based upon segment operating earnings before amortization of acquisition-related intangible assets, corporate and other, non-operating pension and postretirement benefit credit, net legacy asbestos and environmental charges, gain on dissolution of Sensia, net of transaction costs, change in fair value of investments, restructuring charges aligned with enterprise-wide strategic initiatives, and interest expense, net. Our chief operating decision maker (CODM), our Chief Executive Officer, uses segment operating earnings as the key performance metric to regularly monitor performance compared to prior periods, annual operating plan, and forecasts and to make decisions. The Company does not report total assets or capital expenditures by segment for internal reporting purposes as our CODM does not assess performance, make strategic decisions, or allocate resources based on assets.
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
We conduct a significant portion of our business activities outside the United States. We attribute sales to the geographic regions based on the country of destination. Sales in North America include $1,377 million and $3,918 million related to the U.S. for the three and nine months ended June 30, 2026, respectively, and $1,190 million and $2,242 million for the three and nine months ended June 30, 2025, respectively. Refer to Note 2 for disaggregation of revenue by segment and region.
In most countries, we sell primarily through independent distributors in conjunction with our direct sales force. We sell large systems and service offerings principally through our direct sales force, though opportunities are sometimes identified through distributors. Sales to our two largest distributors, which are attributable to all three segments, were approximately 20 percent of our total sales for the three and nine months ended June 30, 2026 and 2025.
The following table summarizes the provision for depreciation and amortization for each of the reportable segments and Corporate (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Depreciation and amortization
Intelligent Devices	$21	$14	$58	$46
Software & Control	17	19	56	52
Lifecycle Services	9	11	28	32
Corporate	2	2	4	4
Total	49	46	146	134
Amortization of acquisition-related intangible assets (1)	30	35	91	106
Total	$79	$81	$237	$240
(1) Amortization of acquisition-related intangibles excludes amortization of internally developed and capitalized intangible assets.
Depreciation expense has been allocated to segment operating earnings based on the expected benefit to be realized by each segment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Rockwell Automation, Inc.

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the "Company") as of June 30, 2026, the related consolidated statements of operations, comprehensive income, and shareowners’ equity for the three-month and nine-month periods ended June 30, 2026, and 2025, and of cash flows for the nine-month periods ended June 30, 2026, and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
August 4, 2026

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

U.S. Economic Trends
In the third quarter of 2026, sales in the U.S. accounted for over half of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:
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
The table below depicts trends in these indicators since the quarter ended September 2024. These figures are as of August 4, 2026, and are subject to revision by the issuing organizations. Through June, the IP index increased versus the second quarter of fiscal 2026. Manufacturing PMI results also increased during the third quarter of fiscal 2026, reaching their highest level in four years.

	Manufacturing IP Index	PMI
Fiscal 2026 quarter ended:
June 2026	97.9	53.3
March 2026	97.1	52.7
December 2025	96.2	47.9
Fiscal 2025 quarter ended:
September 2025	97.3	48.9
June 2025	96.9	49.0
March 2025	96.8	48.9
December 2024	95.5	49.2
Fiscal 2024 quarter ended:
September 2024	95.6	47.5
Inflation in the U.S. has also had an impact on our input costs and pricing. The Producer Price Index (PPI), published by the Bureau of Labor Statistics, measures the average change over time in the selling prices received by domestic producers for their output. PPI growth increased to 5.5% as of June 2026, indicating an acceleration in producer price inflation.
Non-U.S. Economic Trends
In the third quarter of 2026, sales to customers outside the U.S. accounted for less than half of our total sales. These customers include both indigenous companies and multinational companies with a global presence. In addition to the global factors previously mentioned in the Overview section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure, and expanding consumer markets. We use changes in key countries' gross domestic product (GDP), IP, and PMI as indicators of the growth opportunities in each region where we do business. Industrial output outside the U.S. was mostly positive in the third quarter of fiscal 2026. Manufacturing PMI readings outside the U.S were positive as well, with many countries across all regions reporting above 50 in June.

Outlook
We expect continued inflationary pressures to affect certain cost categories, driven by strong market demand for data centers and continued volatility related to geopolitical tensions in the Middle East. These factors are expected to primarily impact memory‑related electronic components, commodities, energy, and freight costs. Our objective is to mitigate these cost pressures over the remainder of the year through price and supply chain actions.
We continue to manage the impact of tariffs through actions including pricing and the use of alternative sources of materials and redundant manufacturing locations. Resiliency actions we took in recent years enable us to build certain high value product lines in more than one geographic location. We are still expecting that pricing actions will recover all tariff costs this year.
As a result of a U.S. Supreme Court ruling issued in February 2026, the Company is entitled to refunds of tariffs previously paid under the IEEPA on imported products. In July 2026, the Company took steps to preserve refund eligibility and submitted claims to U.S. Customs and Border Protection (CBP) through the applicable refund process for a large portion of the IEEPA tariffs paid that the Company believes are eligible for refund. As of June 30, 2026, the Company has not recognized an asset related to any refunds. The Company will continue to monitor developments associated with the refund program, including the processing and adjudication of its claims by CBP, and will recognize any refund when realization is determined to be appropriate under ASC 450, Contingencies. If tariff amounts are refunded, the Company expects to implement a refund process for qualified customers.
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

Summary of Results of Operations
The following table reflects our sales and operating results (in millions, except per share amounts and percentages):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Sales
Intelligent Devices (a)	$1,080	$968	$3,041	$2,670
Software & Control (b)	751	629	2,064	1,726
Lifecycle Services (c)	482	547	1,552	1,630
Total sales (d)	$2,313	$2,144	$6,657	$6,026
Segment operating earnings (1)
Intelligent Devices (e)	$216	$182	$592	$461
Software & Control (f)	261	199	696	503
Lifecycle Services (g)	73	73	227	219
Corporate and other (2)	(34)	(36)	(90)	(98)
Enterprise operating profit (3) (h)	516	418	1,425	1,085
Amortization of acquisition-related intangible assets (4)	(30)	(35)	(91)	(106)
Non-operating pension and postretirement benefit credit	4	—	10	—
Net legacy asbestos and environmental charges (2)	(1)	(4)	(3)	(13)
Change in fair value of investments	(7)	—	(7)	(3)
Gain on dissolution of Sensia, net of transaction costs	18	—	10	—
Interest expense, net	(30)	(37)	(92)	(109)
Income before income taxes (i)	470	342	1,252	854
Income tax provision	(62)	(49)	(191)	(135)
Net income	408	293	1,061	719
Net loss attributable to noncontrolling interests	—	(2)	(2)	(12)
Net income attributable to Rockwell Automation	$408	$295	$1,063	$731

Diluted EPS	$3.65	$2.60	$9.44	$6.43

Adjusted EPS (5)	$3.49	$2.85	$9.55	$7.20

Diluted weighted average outstanding shares	111.6	113.0	112.3	113.2

Pre-tax margin (i/d)	20.3%	16.0%	18.8%	14.2%

Intelligent Devices segment operating margin (e/a)	20.0%	18.8%	19.5%	17.3%
Software & Control segment operating margin (f/b)	34.8%	31.6%	33.7%	29.1%
Lifecycle Services segment operating margin (g/c)	15.1%	13.3%	14.6%	13.4%
Enterprise operating margin (3) (h/d)	22.3%	19.5%	21.4%	18.0%
(1) See Note 15 in the Consolidated Financial Statements for the definition of segment operating earnings.
(2) Legacy asbestos and environmental charges were previously included in Corporate and other. Three and nine months ended June 30, 2025 have been recast to conform to current year presentation.

(3) Enterprise operating profit and Enterprise operating margin are non-GAAP financial measures. We exclude from income before income taxes and pre-tax margin amortization of acquisition-related intangible assets, impairment, non-operating pension and postretirement benefit credit, net legacy asbestos and environmental charges, change in fair value of investments, restructuring charges aligned with enterprise-wide strategic initiatives, gain on dissolution of Sensia, net of transaction costs, and interest expense, net because we do not consider these items to be directly related to the operating performance of our enterprise. We believe Enterprise operating profit and Enterprise operating margin are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our operating enterprise. Our measures of Enterprise operating profit and Enterprise operating margin may be different from measures used by other companies.
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

Three and Nine Months Ended June 30, 2026, Compared to Three and Nine Months Ended June 30, 2025
Sales
On April 1, the Company completed the dissolution of the Sensia joint venture, which included divestiture of certain businesses to the joint venture partner. Prior period reported sales have been adjusted to calculate organic sales. Sales increased 8 percent and 10 percent year over year in the three and nine months ended June 30, 2026, respectively. Organic sales increased 10 percent and 9 percent year over year in the three and nine months ended June 30, 2026, respectively. Divestitures decreased sales by 3 percent and 1 percent in the three and nine months ended June 30, 2026, respectively. Currency translation increased sales by 1 percent and 2 percent in the three and nine months ended June 30, 2026, respectively. Pricing contributed 1 percentage points and 3 percentage points to organic growth year over year in the three and nine months ended June 30, 2026, respectively.
The tables below present our sales, attributed to the geographic regions based upon country of destination, and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales (1) vs.
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Three Months Ended June 30, 2025
North America	$1,482	9%	12%
Europe, Middle East, and Africa	404	3%	7%
Asia Pacific	288	8%	8%
Latin America	139	5%	(3)%
Total Company Sales	$2,313	8%	10%

		Change vs.	Change in Organic Sales (1) vs.
	Nine Months Ended June 30, 2026	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2025
North America	$4,233	12%	12%
Europe, Middle East and Africa	1,206	11%	7%
Asia Pacific	800	8%	7%
Latin America	418	2%	(6)%
Total Company Sales	$6,657	10%	9%
(1) Organic sales and organic sales growth exclude the effect of acquisitions, changes in currency exchange rates, and divestitures. See Supplemental Sales Information for information on these non-GAAP measures.

Corporate and Other
Corporate and other expenses were $34 million and $90 million in the three and nine months ended June 30, 2026, respectively, compared to $36 million and $98 million in the three and nine months ended June 30, 2025, respectively.
Income before Income Taxes
Income before income taxes increased to $470 million and $1,252 million in the three and nine months ended June 30, 2026, respectively, from $342 million and $854 million in the three and nine months ended June 30, 2025, respectively.
Pre-tax margin was 20.3 percent and 18.8 percent in the three and nine months ended June 30, 2026, respectively, compared to 16.0 percent and 14.2 percent in the three and nine months ended June 30, 2025, respectively. Enterprise operating margin was 22.3 percent and 21.4 percent in the three and nine months ended June 30, 2026, respectively, compared to 19.5 percent and 18.0 percent in the three and nine months ended June 30, 2025, respectively. For the three months ended June 30, 2026, pre-tax margin and Enterprise operating margin increased primarily due to higher sales volume, favorable mix, and the margin benefit of the Sensia joint venture dissolution, partially offset by negative impacts of input costs exceeding price realization. For the nine months ended June 30, 2026, pre-tax margin and Enterprise operating margin increased primarily due to higher sales volume, favorable mix, and productivity, partially offset by higher compensation.
Income Taxes
The effective tax rates for the three and nine months ended June 30, 2026, were 13.2 percent and 15.3 percent, respectively, compared to 14.3 percent and 15.8 percent for the three and nine months ended June 30, 2025, respectively. The decrease in the effective tax rate was primarily due to the favorable discrete tax items related to the dissolution of the Sensia joint venture, partially offset by the impact of BEPS Pillar Two minimum tax rules. Our Adjusted Effective Tax Rate for both the three and nine months ended June 30, 2026, was 19.2 percent, compared to 15.3 percent and 16.7 percent for the three and nine months ended June 30, 2025, respectively. The increase in the Adjusted Effective Tax Rate was primarily due to the application of BEPS Pillar Two minimum tax rules in Singapore.
Diluted EPS and Adjusted EPS
Fiscal 2026 third quarter Net income attributable to Rockwell Automation was $408 million or $3.65 per share, compared to $295 million or $2.60 per share in the third quarter of 2025. The increases in Net income attributable to Rockwell Automation and diluted EPS were primarily due to higher pre-tax margin. Adjusted EPS was $3.49 in the third quarter 2026, up 22 percent compared to $2.85 in the third quarter of 2025, primarily due to higher Enterprise operating margin.
Net income attributable to Rockwell Automation was $1,063 million or $9.44 per share in the nine months ended June 30, 2026, compared to $731 million or $6.43 per share in the nine months ended June 30, 2025. The increases in Net income attributable to Rockwell Automation and diluted EPS were primarily due to higher pre-tax margin. Adjusted EPS was $9.55 in the nine months ended June 30, 2026, up 33 percent compared to $7.20 in the nine months ended June 30, 2025, primarily due to higher Enterprise operating margin.

Intelligent Devices
Sales
Intelligent Devices sales increased 12 percent and 14 percent year over year in the three and nine months ended June 30, 2026, respectively. Organic sales increased 10 percent and 12 percent year over year in the three and nine months ended June 30, 2026, respectively. The effects of currency translation increased sales by 2 percent year over year in both the three and nine months ended June 30, 2026, respectively. For the three months ended June 30, 2026, reported and organic sales increased in all regions except for Latin America. For the nine months ended June 30, 2026, reported sales increased in all regions, while organic sales increased in all regions except for Latin America.
Segment Operating Margin
Intelligent Devices segment operating earnings increased 19 percent year over year in the three months ended June 30, 2026. Segment operating margin increased to 20.0 percent in the three months ended June 30, 2026, from 18.8 percent in the same period a year ago, primarily due to higher sales volume, favorable currency, and favorable mix, partially offset by negative impacts of input costs exceeding price realization.
Intelligent Devices segment operating earnings increased 28 percent year over year in the nine months ended June 30, 2026. Segment operating margin increased to 19.5 percent in the nine months ended June 30, 2026, from 17.3 percent in the same period a year ago, primarily due to higher sales volume and productivity, partially offset by higher compensation and negative impacts of input costs exceeding price realization.

Software & Control
Sales
Software & Control sales increased 19 percent and 20 percent year over year in the three and nine months ended June 30, 2026, respectively. Organic sales increased 18 percent and 17 percent year over year in the three and nine months ended June 30, 2026, respectively. The effects of currency translation increased sales by 1 percent and 3 percent year over year in the three and nine months ended June 30, 2026, respectively. For the three and nine months ended June 30, 2026, reported and organic sales increased in all regions.
Segment Operating Margin
Software & Control segment operating earnings increased 31 percent year over year in the three months ended June 30, 2026. Segment operating margin increased to 34.8 percent in the three months ended June 30, 2026, from 31.6 percent in the same period a year ago, primarily due to higher sales volume, partially offset by negative impact of input costs exceeding price realization.
Software & Control segment operating earnings increased 38 percent year over year in the nine months ended June 30, 2026. Segment operating margin increased to 33.7 percent in the nine months ended June 30, 2026, from 29.1 percent in the same period a year ago, primarily due to higher sales volume, partially offset by higher compensation, negative impact of input costs exceeding price realization, and unfavorable mix.
Lifecycle Services
Sales
Lifecycle Services sales decreased 12 percent and 5 percent year over year in the three and nine months ended June 30, 2026, respectively. Organic sales decreased 2 percent and 3 percent year over year in the three and nine months ended June 30, 2026, respectively. The effects of divestitures decreases sales by 11 percent and 4 percent year over year in the three and nine months ended June 30, 2026, respectively. The effects of currency translation increased sales by 1 percent and 2 percent year over year in the three and nine months ended June 30, 2026, respectively. For the three months ended June 30, 2026, reported and organic sales increased in Latin America and Asia Pacific, while decreasing in Europe, Middle East, and Africa and North America. For the nine months ended June 30, 2026, reported and organic sales decreased in all regions.
Segment Operating Margin
Lifecycle Services segment operating earnings were flat year over year in the three months ended June 30, 2026. Segment operating margin increased to 15.1 percent in the three months ended June 30, 2026, from 13.3 percent in the same period a year ago, primarily due to strong project execution and the margin benefit from the Sensia joint venture dissolution, partially offset by lower sales volume.
Lifecycle Services segment operating earnings increased 4 percent year over year in the nine months ended June 30, 2026. Segment operating margin increased to 14.6 percent in the nine months ended June 30, 2026, from 13.4 percent in the same period a year ago, primarily due to strong project execution, partially offset by lower sales volume.

Supplemental Segment Information
Amortization of acquisition-related intangible assets and non-operating pension and postretirement benefit credit are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Amortization of acquisition-related intangible assets (1)
Intelligent Devices	$10	$9	$31	$28
Software & Control	17	16	50	49
Lifecycle Services	3	9	10	28
Non-operating pension and postretirement benefit credit
Intelligent Devices	$(2)	$—	$(4)	$—
Software & Control	(2)	—	(4)	—
Lifecycle Services	(4)	—	(6)	(1)
(1) Amortization of acquisition-related intangible assets does not include amortization for intangibles internally developed, which is included in segment operating earnings. For the three and nine months ended June 30, 2026, the amortization expense for internally developed intangible amortization was $2 million and $8 million, respectively. For the three and nine months ended June 30, 2025, the amortization expense for internally developed intangible amortization was $3 million and $8 million, respectively.

Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation
Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude non-operating pension and postretirement benefit credit, amortization of acquisition-related intangible assets, net legacy asbestos and environmental charges, gain on dissolution of Sensia, net of transaction costs, change in fair value of investments, and restructuring charges aligned with enterprise-wide strategic initiatives, including their respective tax effects and discrete tax items. See Note 9 in the Consolidated Financial Statements for more information on our net periodic pension and postretirement benefit cost.
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
In fiscal 2026, we updated the definition of our non-GAAP earnings measures to exclude the gain on the dissolution of the Sensia joint venture, net of transaction costs, tax, and tax items. We believe the change to our definition provides a more useful presentation of our operating performance to investors as these costs and tax effects are not reflective of our ongoing operations. We did not revise prior years because there were no similar amounts.
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

The following are reconciliations of Net income attributable to Rockwell Automation, diluted EPS, and effective tax rate to Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate, respectively (in millions, except per share amounts and percentages):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to Rockwell Automation	$408	$295	$1,063	$731
Non-operating pension and postretirement benefit credit	(4)	—	(10)	—
Tax effect of non-operating pension and postretirement credit	1	(1)	2	(1)
Amortization of acquisition-related intangible assets attributable to Rockwell Automation	30	33	90	98
Tax effect of amortization of acquisition-related intangible assets attributable to Rockwell Automation	(8)	(7)	(22)	(22)
Net legacy asbestos and environmental charges	1	4	3	13
Tax effect of net legacy asbestos and environmental charges	(1)	(1)	(1)	(3)
Change in fair value of investments	7	—	7	3
Tax effect of change in fair value of investments	(2)	—	(2)	(1)
Gain on dissolution of Sensia, net of transaction costs attributable to Rockwell Automation	(18)	—	(11)	—
Tax and tax items associated with gain on dissolution of Sensia, net of transaction costs attributable to Rockwell Automation	(23)	—	(44)	—
Adjusted Income	$391	$323	$1,075	$818

Diluted EPS	$3.65	$2.60	$9.44	$6.43
Non-operating pension and postretirement credit	(0.04)	—	(0.09)	—
Tax effect of non-operating pension and postretirement credit	0.01	(0.01)	0.02	(0.01)
Amortization of acquisition-related intangible assets attributable to Rockwell Automation	0.27	0.29	0.80	0.86
Tax effect of amortization of acquisition-related intangible assets attributable to Rockwell Automation	(0.07)	(0.06)	(0.20)	(0.19)
Net legacy asbestos and environmental charges	0.01	0.04	0.03	0.12
Tax effect of net legacy asbestos and environmental charges	(0.01)	(0.01)	(0.01)	(0.03)
Change in fair value of investments	0.06	—	0.06	0.03
Tax effect of change in fair value of investments	(0.02)	—	(0.02)	(0.01)
Gain on dissolution of Sensia, net of transaction costs attributable to Rockwell Automation	(0.17)	—	(0.09)	—
Tax and tax items associated with gain on dissolution of Sensia, net of transaction costs attributable to Rockwell Automation	(0.20)	—	(0.39)	—
Adjusted EPS	$3.49	$2.85	$9.55	$7.20

Effective tax rate	13.2%	14.3%	15.3%	15.8%
Tax effect of non-operating pension and postretirement credit	(0.1)%	0.3%	(0.1)%	0.1%
Tax effect of amortization of acquisition-related intangible assets attributable to Rockwell Automation	0.9%	0.6%	0.7%	0.6%
Tax effect of net legacy asbestos and environmental charges	0.2%	0.1%	—%	0.1%
Tax effect of change in fair value of investments	0.2%	—%	0.1%	0.1%
Tax and tax items associated with gain on dissolution of Sensia, net of transaction costs attributable to Rockwell Automation	4.8%	—%	3.2%	—%
Adjusted Effective Tax Rate	19.2%	15.3%	19.2%	16.7%

Financial Condition
The following is a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Nine Months Ended June 30,
	2026	2025
Cash provided by (used for)
Operating activities	$1,278	$1,090
Investing activities	(205)	(165)
Financing activities	(1,062)	(904)
Effect of exchange rate changes on cash	—	3
Increase in cash and cash equivalents	$11	$24
The following table summarizes free cash flow, which is a non-GAAP financial measure (in millions):

	Nine Months Ended June 30,
	2026	2025
Cash provided by operating activities	$1,278	$1,090
Capital expenditures	(179)	(137)
Free cash flow	$1,099	$953
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
Cash provided by operating activities was $1,278 million for the nine months ended June 30, 2026, compared to $1,090 million for the nine months ended June 30, 2025. Free cash flow was $1,099 million for the nine months ended June 30, 2026, compared to $953 million for the nine months ended June 30, 2025. The year over year increases in cash provided by operating activities and free cash flow were primarily due to higher pre-tax income, partially offset by the payout of incentive compensation in fiscal 2026 related to fiscal 2025 performance while no incentive compensation was paid in fiscal 2025 related to fiscal 2024 performance, as well as increases in working capital.
Our Short-term debt as of June 30, 2026, included commercial paper borrowings of $684 million with a weighted average interest rate of 3.89 percent, and a weighted average maturity period of 25 days. Our Short-term debt as of September 30, 2025, included commercial paper borrowings of $522 million, with a weighted average interest rate of 4.24 percent, and a weighted average maturity period of 16 days.
In December 2022, Sensia entered into an unsecured $75 million line of credit. As of September 30, 2025, included in Short-term debt was $70 million borrowed against the line of credit with an interest rate of 5.18 percent. Also included in debt as of September 30, 2025, were the following interest-bearing loans from SLB to Sensia: $14 million in Short-term debt, and $42 million in Long-term debt. In December 2025, the credit line matured and was closed. The outstanding debt was settled with loans from the joint venture partners. Upon dissolution of the Sensia joint venture, interest-bearing loans from SLB to Sensia were assumed by SLB. Refer to Note 1 for additional details on the dissolution.
We repurchased approximately 2.0 million shares of our common stock under our share repurchase program in the first nine months of fiscal 2026. The total cost of these shares was $754 million, of which $2 million was recorded in Accounts payable at June 30, 2026, related to shares that did not settle until July 2026. At September 30, 2025, there were $1 million of outstanding common stock share repurchases recorded in Accounts payable. We repurchased approximately 1.3 million shares of our common stock under our share repurchase program in the first nine months of fiscal 2025. The total cost of these shares was $350 million, of which $1 million was recorded in Accounts payable at June 30, 2025, related to shares that did not settle until July 2025. Our decision to repurchase shares in the remainder of fiscal 2026 will depend on business conditions, free cash flow generation, other cash requirements, and stock price. At June 30, 2026, we had approximately $1.2 billion remaining for share repurchases under our existing board authorizations. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

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
At June 30, 2026, the majority of our Cash and cash equivalents were held by non-U.S. subsidiaries. We use a global cash pooling arrangement to allocate capital resources among our entities. As a result of the broad changes to the U.S. international tax system under the Tax Cuts and Jobs Act of 2017, the Company accounts for taxes on earnings of substantially all of its non-U.S. subsidiaries including both non-U.S. and U.S. taxes. The Company has concluded that earnings of a limited number of its non-U.S. subsidiaries are indefinitely reinvested.
In November 2025, we replaced our former $1.5 billion unsecured revolving credit facility with a new five-year $1.5 billion unsecured revolving credit facility, expiring in November 2030. This credit facility uses the secured overnight financing rate (SOFR) as the primary basis for determining interest payments. We can increase the aggregate amount of this credit facility by up to $750 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility during the quarter ended June 30, 2026, or against our prior credit facility during the quarter ended September 30, 2025. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA for the preceding four quarters to consolidated interest expense for the same period.
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
Separate short-term unsecured credit facilities of approximately $274 million at June 30, 2026, were available to non-U.S. subsidiaries, of which, approximately $32 million was committed under letters of credit. Borrowings under our non-U.S. credit facilities at June 30, 2026, and September 30, 2025, were not significant. We were in compliance with all covenants under our credit facilities at June 30, 2026, and September 30, 2025. There are no significant commitment fees or compensating balance requirements under our credit facilities.
The following is a summary of our credit ratings as of August 4, 2026:

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

We use foreign currency forward exchange contracts to manage certain foreign currency risks. We enter into these contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years. We also may use these contracts to hedge portions of our net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. In 2025, we entered into cross-currency swaps that we designated as a partial hedge of our net investment in certain Euro, Swiss franc, and Chinese yuan functional currency denominated subsidiaries. In addition, we use foreign currency forward exchange contracts that are not designated as hedges to offset transaction gains or losses associated with some of our assets and liabilities resulting from intercompany loans or other transactions with third parties that are denominated in currencies other than our entities' functional currencies. Our foreign currency forward exchange contracts are denominated in currencies of major industrial countries. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities.
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings. During the three and nine months ended June 30, 2026, we reclassified $2 million and $6 million, respectively, in pre-tax net losses related to cash flow hedges from Accumulated other comprehensive loss into the Consolidated Statement of Operations. During the three months ended June 30, 2025, we reclassified $1 million in pre-tax losses related to cash flow hedges from Accumulated other comprehensive loss into the Consolidated Statement of Operations. During the nine months ended June 30, 2025 we reclassified $6 million in pre-tax net gains related to cash flow hedges from Accumulated other comprehensive loss into the Consolidated Statement of Operations. As of June 30, 2026, we expect that approximately $1 million of pre-tax net unrealized gains on cash flow hedges will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended September 30, 2025. We believe that at June 30, 2026, there has been no material change to this information.

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
The following is a reconciliation of reported sales to organic sales by geographic region (in millions):

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Reported Sales	Effect of Changes in Currency	Organic Sales	Reported Sales	Divestiture	Sales Excluding Divestiture
North America	$1,482	$1	$1,481	$1,354	$(34)	$1,320
Europe, Middle East, and Africa	404	12	392	392	(25)	367
Asia Pacific	288	2	286	266	(2)	264
Latin America	139	12	127	132	(1)	131
Total Company Sales	$2,313	$27	$2,286	$2,144	$(62)	$2,082

	Nine Months Ended June 30, 2026			Nine Months Ended June 30, 2025
	Reported Sales	Effect of Changes in Currency	Organic Sales	Reported Sales	Divestiture	Sales Excluding Divestiture
North America	$4,233	$7	$4,226	$3,792	$(34)	$3,758
Europe, Middle East, and Africa	1,206	78	1,128	1,082	(25)	1,057
Asia Pacific	800	8	792	744	(2)	742
Latin America	418	34	384	408	(1)	407
Total Company Sales	$6,657	$127	$6,530	$6,026	$(62)	$5,964

The following is a reconciliation of reported sales to organic sales by operating segment (in millions):

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Reported Sales	Effect of Changes in Currency	Organic Sales	Reported Sales	Divestiture	Sales Excluding Divestiture
Intelligent Devices	$1,080	$13	$1,067	$968	$—	$968
Software & Control	751	9	742	629	—	629
Lifecycle Services	482	5	477	547	(62)	485
Total Company Sales	$2,313	$27	$2,286	$2,144	$(62)	$2,082

	Nine Months Ended June 30, 2026			Nine Months Ended June 30, 2025
	Reported Sales	Effect of Changes in Currency	Organic Sales	Reported Sales	Divestiture	Sales Excluding Divestiture
Intelligent Devices	$3,041	$58	$2,983	$2,670	$—	$2,670
Software & Control	2,064	38	2,026	1,726	—	1,726
Lifecycle Services	1,552	31	1,521	1,630	(62)	1,568
Total Company Sales	$6,657	$127	$6,530	$6,026	$(62)	$5,964

Critical Accounting Estimates
We have prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended September 30, 2025. We believe that at June 30, 2026, there has been no material change to this information.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 17 in the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended September 30, 2025. We believe that at June 30, 2026, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Consolidated Financial Statements regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to foreign currency risk and interest rate risk is contained in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended September 30, 2025. We believe that at June 30, 2026, there has been no material change to this information.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended September 30, 2025. We believe that at June 30, 2026, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended September 30, 2025. We believe that at June 30, 2026, there has been no material change to this information, except as updated in our Quarterly Report on Form 10-Q filed May 5, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1-30, 2026	169,287	$384.83	169,287	$253,237,685
May 1-31, 2026	85,694	443.39	85,694	215,241,901
June 1-30, 2026	90,440	464.33	90,440	1,173,247,986
Total	345,421	$420.17	345,421
(1) All of the shares purchased during the quarter ended June 30, 2026, were acquired pursuant to the repurchase program described in (3) below.
(2) Average price paid per share includes brokerage commissions.
(3) On September 11, 2024 and June 9, 2026, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. Our repurchase program allows us to repurchase shares at management’s discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

Item 5. Other Information

During the quarter ended June 30, 2026, the following officer of the Company adopted a Rule 10b5-1 trading arrangement which is intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act, with such details of the arrangement as further follows:

Matheus De A G Viera Bulho, Senior Vice President, Software and Control, adopted a Rule 10b5-1 trading arrangement on May 28, 2026, that will terminate on the earlier of November 30, 2026, or the execution of all trades in the trading arrangement. Mr. Bulho’s trading arrangement covers the sale of 867 long shares of the Company’s common stock.

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, no director of the Company adopted or terminated a Rule 10b5-1 trading arrangement, and no officer of the Company terminated a Rule 10b5-1 trading arrangement.

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

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	August 4, 2026	By	/s/ CHRISTIAN E. ROTHE
Christian E. Rothe Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 4, 2026	By	/s/ TERRY L. RIESTERER
Terry L. Riesterer Vice President and Controller (Principal Accounting Officer)