Form 10-K
period 2026-09-30
ROCKWELL AUTOMATION, INC
filed 2026-11-12
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
Form 10-K
______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 1-12383
__________________________________
Rockwell Automation, Inc.
(Exact name of registrant as specified in its charter)
__________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of registrant’s voting stock held by non-affiliates of registrant on March 31, 2026 was approximately $39.9 billion. 109,758,673 shares of registrant’s Common Stock, par value $1 per share, were outstanding on October 31, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 11, 2027, is incorporated by reference into Part III hereof.

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “believe”, “estimate”, “project”, “plan”, “expect”, “anticipate”, “will”, “intend”, and other similar expressions may identify forward-looking statements. Actual results may differ materially from those projected as a result of certain risks and uncertainties, many of which are beyond our control, including but not limited to:
•macroeconomic factors, including inflation, global and regional business conditions, commodity prices, currency exchange rates, the cyclical nature of our customers’ capital spending, and sovereign debt concerns;
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
•our ability to manage and mitigate the risks related to the adoption and integration of artificial intelligence (AI), as well as security vulnerabilities and breaches, in our hardware and software products, solutions, and services;
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
Whenever an Item of this Annual Report on Form 10-K refers to information in our Proxy Statement for our Annual Meeting of Shareowners to be held on February 11, 2027 (the Proxy Statement), or to information under specific captions in Item 7. MD&A, or in Item 8. Financial Statements and Supplementary Data (the Consolidated Financial Statements), the information is incorporated in that Item by reference. All date references to years and quarters refer to our fiscal year and quarters, unless otherwise stated.
Operating Segments
We have three operating segments: Intelligent Devices, Software & Control, and Lifecycle Services. The Intelligent Devices segment includes drives, motion, advanced material handling, safety, sensing, industrial components, and configured-to-order products. The Software & Control segment includes control and visualization software and hardware, digital twin, simulation and information software, and network and security infrastructure. The Lifecycle Services segment includes digital consulting, professional services including engineered-to-order solutions, recurring services including cybersecurity, safety, remote monitoring, and asset management. The Lifecycle Services segment previously included the Sensia joint venture prior to its dissolution on April 1, 2026.
Our operating segments share common sales, supply chain, and functional support organizations and conduct business globally. Major markets served by all segments consist of discrete end markets (e.g., Automotive including Electric Vehicle and Battery, Semiconductor, and e-Commerce & Warehouse Automation), hybrid end markets (e.g., Food & Beverage, Household & Personal Care, and Life Sciences), and process end markets (e.g., Energy, Mining, and Chemicals). See Note 20 in the Consolidated Financial Statements for additional information on our operating segments.
Geographic Information
We do business in more than 100 countries around the world. The largest sales outside the United States on a country of destination basis are in Canada, China, Italy, the United Kingdom, and Mexico. See Item 1A. Risk Factors for a discussion of risks associated with our global operations.
Competition
Our competitors range from large, diversified corporations that may also have business interests outside of industrial automation to smaller companies that offer a limited portfolio of industrial automation products, solutions, and services. Factors that influence our competitive position include the breadth and performance of our product, solution and services portfolio, technology differentiation, industry and application expertise, installed base, partner ecosystem, global presence and price. Major competitors include Siemens AG, ABB Ltd, Schneider Electric SE, Emerson Electric Co., Mitsubishi Electric Corp., Honeywell Technologies, and Dassault Systemes SE.
Distribution
See Item 7. MD&A for information on our market access strategy, including distributor concentrations.

Employees
See Item 7. MD&A for information on our employees, including information related to attracting, developing, and retaining highly qualified employees.
Raw Materials
We purchase a wide range of materials in our business, including electronic components, finished products, and commodities. The materials essential to the manufacture of our products generally are available from multiple sources at competitive market prices; however, availability may be subject to industry-wide supply constraints, shortages, and other market disruptions from time to time. We have a broad base of suppliers and subcontractors. We depend upon the ability of our suppliers and subcontractors to meet performance and quality specifications and delivery schedules. See Item 1A. Risk Factors for a discussion of risks associated with our reliance on third-party suppliers and trade policies.
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
The Company’s name and its registered trademark “Rockwell Automation®” and other trademarks such as “Allen-Bradley®”, “A-B®”, “PlantPAx® Process Automation System™”, and “Connected Enterprise®” are important to all of our business segments. In addition, we own other important trademarks that we use, such as “ControlLogix®” and “CompactLogix®” for our control systems, “PowerFlex®” for our AC drives, “FactoryTalk®”, “Plex Systems®”, and “Fiix®” for our software and cloud offerings, “CUBIC® (modular system enclosures)”, “Otto®” for our mobile robots, and “SecureOT®” for our asset inventory system and vulnerability management solution.
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
Our Enterprise Risk Management (ERM) process seeks to identify and address significant risks. Our ERM process assesses, manages, and monitors risks consistent with the integrated risk framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Enterprise Risk Management - Integrated Framework (2017) and Applying the COSO ERM Framework (2020). We believe that risk-taking is an inherent aspect of the pursuit of our strategy. Our goal is to manage risks prudently rather than avoid risks. We can mitigate risks and their impact on the Company only to a limited extent.
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
Changes in trade policies, including the imposition of new tariffs or increases in existing tariffs between the United States, Mexico, Canada, China or other countries, or reactionary measures including retaliatory tariffs, legal challenges, or currency manipulation, could adversely affect our cost structure and profitability. If tariffs on imported materials, components, or finished goods increase, our manufacturing and supply chain costs may rise. Furthermore, changes to trade policies, retaliatory measures, or prolonged uncertainty in trade relationships could result in supply chain disruptions, delayed shipments, or increased operational complexity, adversely affecting our business and financial results. While we take steps to mitigate or avoid these increased costs and disruptions, our ability to do so may be limited by operational and supply chain constraints, especially in the short term. In addition, our ability to recover cost increases and maintain profitability levels through price adjustments may be limited by competitive pressures, customer acceptance, and contractual limitations, including when price increases lag underlying cost increases.
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
Our business requires that we buy equipment and components, including finished products, electronic components, commodities, and services. Our reliance on suppliers involves certain risks, including:
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
Earlier in 2026, U.S. government agencies issued a joint cybersecurity advisory warning of active exploitation by Iranian-affiliated threat actors of internet-facing operational technology (OT) devices, including programmable logic controllers, across multiple U.S. critical infrastructure sectors. According to this advisory, threat actors have successfully accessed and manipulated some customers’ industrial control systems by leveraging legitimate engineering software and targeting unsecured customer network connections, resulting in operational disruption, unauthorized modification of control logic, and manipulation of human machine interface and supervisory control and data acquisition displays. The advisory’s scope was subsequently expanded to indicate that this activity has continued and expanded to include additional OT products and other vendors due to widespread deployment of industrial automation technologies.
To a significant extent, the security of our customers’ systems depends on how those systems are designed, installed, protected, configured, updated, and monitored, and much of this is typically outside our control. In addition, both software and hardware supply chains can introduce security vulnerabilities into many technologies across the industry. Past global cyber-attacks have also been perpetuated by compromising software and firmware updates in widely used products, posing the risk that vulnerabilities or malicious content could be inserted into our products. As part of our product security program, we periodically publish product security advisories with recommended mitigation measures; however, customer adoption of those mitigation measures is outside of our control. In some cases, especially if the mitigation measures are not implemented, it is possible that malware attacks could spread throughout the supply chain, moving from one company to the next via authorized network connections. We have also designed a Secure Development Lifecycle Program that incorporates security activities into the development and support practices for our commercial product offerings. The Secure Development Lifecycle Program is audited annually by third-party firms. Our Third-Party Risk Program manages risk posed by our suppliers used in the development of our commercial product offerings. While we continue to improve the security attributes of our commercial product offerings, we can reduce risk but not eliminate it. While we believe that threat actors’ successful access to and manipulation of some of our customer-owned industrial control systems would not have a material impact on our company, we cannot not rule out reputational harm or an adverse effect to our financial condition.
Enterprise Security
Our business uses technology resources across a dispersed, global basis for a variety of functions including development, engineering, manufacturing, sales, accounting and financial reporting, and human resources. Our vendors, partners, employees, and customers have access to, and share, information across multiple locations via various digital technologies. In addition, we rely on partners and vendors, including cloud providers, for a wide range of products and outsourced activities as part of our internal IT infrastructure and our commercial product offerings. Secure connectivity is important to these ongoing operations. Also, our partners and vendors frequently have access to our information as well as confidential information about our customers, employees, and others. We design our security architecture to reduce the risk that a compromise of our partners’ infrastructure, for example a cloud platform, could lead to a compromise of our internal systems or customer networks. In addition, our Third-Party Risk Program manages risk posed by our suppliers that have access to our confidential information, systems, or network, but this risk cannot be eliminated and vulnerabilities at third parties could result in unknown risk exposure to our business and information. In addition, cybersecurity threats may pose a significant risk to our third-party partners and could have a material adverse impact on their businesses, operations, products, and services that we use in our day-to-day operations.
Artificial Intelligence
As we broaden the adoption of AI across product development, manufacturing, customer operations, and enterprise operations, we face evolving risks related to safety, data governance, regulatory compliance, intellectual property, and ethical use. Integrating AI into our offerings and internal processes may lead to unintended consequences, including biased outputs, inaccurate decision-making, and increased vulnerability to adversarial attacks, that could significantly impact our business, reputation, and financial results.

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
In 2025, we announced our plan to invest over $2 billion over the following five years in manufacturing facilities, digital infrastructure, and talent to support market share growth, operational resilience, and margin expansion. These investments are intended to complement our productivity initiatives and enable long-term global growth. However, there is no assurance that these investments will yield the anticipated benefits. Risks include delays in implementation, cost overruns, supply chain disruptions, and challenges in integrating automation and technologies into our business and manufacturing operations. Additionally, if market conditions change or expected efficiencies do not materialize, the return on these investments may be lower than projected. Furthermore, due to global economic factors or company profitability targets, we may invest at a slower pace than planned, which could impact our ability to achieve desired outcomes. Failure to realize the expected outcomes could negatively impact our operating results and financial condition.

Failure to identify, manage, complete, and integrate strategic transactions may adversely affect our business or we may not achieve the expected benefits of these transactions.
As part of our strategy, we pursue strategic transactions, including acquisitions, investments, and other business opportunities and purchases of technology from third parties. In order to be successful, we must identify attractive transaction opportunities, effectively complete the transaction, and manage post-closing matters, such as integration of the acquired business or technology (including related personnel) and cooperation with our strategic partners. We may not be able to identify, or complete beneficial transaction opportunities given the intense competition for them. Completing these transactions requires favorable environments and we may encounter difficulties in obtaining the necessary regulatory approvals in both domestic and foreign jurisdictions. Even if we successfully identify and complete such transactions, we may not achieve the expected benefits of such transactions and we may not be able to successfully address risks and uncertainties inherent in such transactions, including:
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
•difficulties maintaining relationships with our strategic partners (including as a result of such strategic partners having differing business objectives) and managing disputes with such strategic partners that may arise in connection with our relationships with them; and
•difficulties in yielding the desired strategic or financial benefit from venture capital investments, including as a result of being a minority investor.
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
We are increasingly required to comply with various environmental and other material and product certification and labeling laws and regulations (including the European Union Eco-design for Sustainable Products Regulation). Our customers may also be required to comply with such legislative and regulatory requirements. These requirements could increase our costs and could potentially have an adverse effect on our ability to do business in certain jurisdictions. Changes in these requirements could impact demand for our hardware and software products, solutions, and services.
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
Compliance with digital data, privacy and cybersecurity laws and regulations (including the European Union’s Cyber Resiliency Act, Digital Data Act, and Machinery Regulation) could increase our operating costs in managing product compliance (including potentially facing more rigorous design requirements) and as part of our efforts to protect and safeguard our sensitive data, personal information, and IT infrastructure. These requirements could potentially have an adverse effect on our ability to do business in certain jurisdictions. Changes in these requirements could impact demand for our hardware and software products, solutions, and services. Failure to maintain information privacy and security could result in legal liability or reputational harm.

As global standards and regulations relating to AI increase and change, it could result in additional costs, reputational harm, legal liability, and regulatory scrutiny related to our use of AI, including embedded in our products and services. Additionally, misuse of sensitive data used in AI models may lead to privacy violations or non-compliance with data protection laws.
Our effective tax rate may fluctuate.
Our effective tax rate, tax expense, and tax liabilities may be affected by changes in the valuation of our deferred tax assets and liabilities and related valuation allowances; changes in the relative proportions of revenue and income before taxes generated in jurisdictions with differing statutory tax rates; changes in financial accounting rules for income taxes; and tax effects of acquisitions.
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
We also consider cybersecurity, along with other top risks for the Company, within our ERM framework. The ERM framework includes internal reporting at the business and enterprise levels, with consideration of key risk indicators, trends, and countermeasures for cybersecurity and other types of significant risks. During the year ended September 30, 2026, the Company has not identified risks from cybersecurity threats, including as a result of prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. Nevertheless, the Company recognizes cybersecurity threats are ongoing and evolving, and we continue to remain vigilant. For more information on the Company’s cybersecurity-related risks, see Item 1A. Risk Factors.
The Company’s Disclosure Committee is a part of the cybersecurity risk program as it meets quarterly to review cyber incidents that have occurred during the quarter, and additionally, as needed, to discuss any potentially material cybersecurity incidents. The Disclosure Committee, which includes senior leaders from finance and accounting, legal, investor relations, and corporate communications, is responsible for determining if risks from cybersecurity threats or events have materially affected or are reasonably likely to materially affect, the organization such that public disclosure is necessary. Additional management governance is provided by an Enterprise Security Council, comprised of key senior business leadership with diverse experiences and responsibilities. The Enterprise Security Council oversees key cybersecurity and product security matters and initiatives, including policy, standards, strategy, program metrics, and cybersecurity risk escalation.
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

Item 2. Properties
Our global headquarters in Milwaukee, Wisconsin, an owned facility, includes product development, sales, marketing, manufacturing, supply chain operations, finance, and other administrative and executive office functions. Most of our other facilities are leased and shared across our three operating segments. At September 30, 2026, the Company had two principal distribution locations, one in the U.S. and one in the Netherlands, and approximately ten principal manufacturing facilities worldwide, with the most significant of these located in the U.S., Mexico, Poland, India, Canada, and Singapore. We also have sales and administrative office space at over 200 locations in over 50 countries.
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
Item 4. Mine Safety Disclosures
Not applicable.
Item 4A. Information about our Executive Officers
The name, age, office and position held with the Company, and principal occupations and employment during the past five years of each of the executive officers of the Company as of November 1, 2026 are:

Name, Office and Position, and Principal Occupations and Employment	Age
Blake D. Moret — Chairman of the Board and President and Chief Executive Officer	63
Matheus De A G Viera Bulho — Senior Vice President, Software and Control since April 1, 2024; previously Vice President and General Manager, Production Automation (April 2021 – April 2024)	49
Robert L. Buttermore — Senior Vice President and Chief Supply Chain Officer since February 13, 2023; previously Vice President and General Manager, Power Control Business (July 2018 – February 2023)	53
Matthew W. Fordenwalt — Senior Vice President, Intelligent Devices since October 1, 2026; previously Senior Vice President, Lifecycle Services (June 2023 – September 2026) and Vice President and General Manager, Systems and Solutions Business (April 2019 – May 2023)	50
Rebecca W. House — Senior Vice President, Chief People and Legal Officer and Secretary	53
John M. Miller — Vice President and Chief Intellectual Property Counsel	59
Tessa M. Myers — Senior Vice President and Chief Revenue Officer since October 1, 2026; previously Senior Vice President Intelligent Devices (June 2022 – September 2026) and Vice President and General Manager, Production Operations Management (April 2021 – June 2022)	50
Christopher Nardecchia — Senior Vice President and Chief Information Officer	64
Cyril P. Perducat — Senior Vice President and Chief Technology Officer	57
Jordan C. Reynolds — Senior Vice President, Lifecycle Services since October 1, 2026; previously Vice President, Artificial Intelligence (AI) & Autonomy (October 2023 - September 2026) and Principal, Global Director of Data Science (June 2020 – October 2023)	43
Terry L. Riesterer — Vice President and Controller	58
Christian E. Rothe — Senior Vice President and Chief Financial Officer since August 19, 2024; previously President, Global Industrial Division (January 2022 – August 2024) and President, Global Applied Fluid Technologies Division (June 2018 – December 2021) at Graco Inc. (provider of fluid handling systems and components)	52
Isaac R. Woods — Vice President and Treasurer	41
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
Our common stock, $1 par value, is listed on the New York Stock Exchange and trades under the symbol “ROK”. On October 31, 2026, there were 10,003 shareowners of record of our common stock.
Company Purchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1 – 31, 2026	87,789	$466.97	87,789	$1,132,252,726
August 1 – 31, 2026	641,484	435.82	641,484	852,683,247
September 1 – 30, 2026	423,447	423.75	423,447	673,248,258
Total	1,152,720	$433.76	1,152,720
(1) All of the shares purchased during the quarter ended September 30, 2026, were acquired pursuant to the repurchase program described in (3) below.
(2) Average price paid per share includes brokerage commissions.
(3) On September 11, 2024, and June 9, 2026, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. Our repurchase program allows us to repurchase shares at management’s discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

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
The following line graph compares the cumulative total shareowner return on our common stock against the cumulative total return of the S&P Composite-500 Stock Index (S&P 500 Index) and the S&P 500 Selected GICS groups (Capital Goods, Software & Services, and Technology Hardware & Equipment) for the period of five fiscal years from October 1, 2021, to September 30, 2026, assuming in each case a fixed investment of $100 at the respective closing prices on September 30, 2021, and reinvestment of all dividends.

The cumulative total returns on Rockwell Automation common stock and each index as of September 30, 2021 through 2026 plotted in the above graph are as follows:

	2021	2022	2023	2024	2025	2026
Rockwell Automation (1)	$100.00	$74.44	$100.59	$96.25	$127.47	$160.92
S&P 500 Index	100.00	84.52	102.77	140.10	164.71	190.57
S&P Selected GICS groups	100.00	83.42	108.91	148.40	175.77	213.73
Cash dividends per common share	4.28	4.48	4.72	5.00	5.24	5.52
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
Our long-term profitable growth framework, supported by the Rockwell operating model, outlines how we will deliver accelerated growth while we continue to transform our company to meet stakeholder expectations over the longer term:
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

Sustainability
Our 2025 Sustainability Report highlights our sustainability strategy and outcomes. Our sustainability priorities are focused on three outcomes:
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
In most countries, our direct sales force works with Original Equipment Manufacturers (OEMs) or machine builders, system integrators, technology partners, and end users in conjunction with independent distributors. Approximately 70 percent of our global sales are transacted through independent distributors. Sales to our three largest distributors were approximately 30 percent of our total sales in 2026.
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

There are several ways in which we attract, develop, and retain highly qualified employees, including:
•We make the safety and health of our employees a top priority. We strive for zero workplace injuries and illnesses and operate in a manner that recognizes safety as fundamental to Rockwell Automation being a great place to work. In fiscal 2026, we achieved 0.21 recordable cases per 100 employees.
•We capture and act upon employee feedback through our annual employee engagement survey. It measures several employee experience indicators and drivers and provides an overall employee engagement index (EEI) with external benchmark comparison. The latest survey, conducted in March 2026, showed a resilient EEI of 75, and a global inclusion index score of 77, and our intent to stay index was 74, with all three scores at or above our industry benchmarks.
•We invest in growth and development of our employees. As the pace of change increases, it is important we provide re-skilling and upskilling opportunities for our technical talent, along with soft skills and leadership development for all. We offer a portfolio of all employee, managerial, and leader training that spans on-demand, virtual, and live instructor-led formats. Our programs focus on basic as well as transformational skills. Furthermore, our culture is the foundation for everything we do, and it is built on integrity and a shared commitment to innovation and growth. As such, we take great care in ensuring our employees understand our culture and how to activate it through dedicated workshops during our new employee onboarding. In fiscal 2026, the majority of our employees completed one or more of our training programs representing approximately one million learning hours.
•We offer employee assistance and work life benefits to all global employees. Our comprehensive benefits include healthcare benefits, disability and life insurance benefits, paid time off, and leave programs. Rockwell offers plans and resources to help employees meet future savings goals through defined benefit and retirement savings plans. We believe that face to face interaction is critical for our culture, innovation, people development, and engagement, and that flexible, virtual work arrangements help employees be more productive and engaged. We have strong participation in our Hybrid Workplace Program, which combines the values of both physical workspaces and virtual work options, both of which are important for attracting, retaining, and developing employees and facilitating innovation, engagement, and productivity. We offer flextime, remote work, and part-time arrangements whenever business conditions permit.
We monitor employee retention and attrition rates by several factors. For non-manufacturing roles, we experienced lower attrition rates in fiscal 2026 as compared to fiscal 2025. For manufacturing roles, we experienced a significant reduction in attrition rates in fiscal 2026 as compared to fiscal 2025. We believe these rates are favorable to market trends experienced broadly across labor markets in fiscal 2026. We use attrition rate information to identify and address unfavorable trends to mitigate risk to our business. See Item 1A. Risk Factors for a discussion of risks relating to our inability to attract, develop, and retain highly qualified employees.
At September 30, 2026, our employees, including those employed by consolidated subsidiaries, by region were approximately:

North America	9,000
Europe, Middle East and Africa	6,000
Asia Pacific	7,000
Latin America	5,000
Total employees	27,000

U.S. Economic Trends
In 2026, sales in the U.S. accounted for over half of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:
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
The table below depicts the trends in these indicators from fiscal 2024 to 2026. These figures are as of November 12, 2026, and are subject to revision by the issuing organizations. Through September, the IP index did not significantly change from the third quarter of fiscal 2026. Manufacturing PMI results increased during the fourth quarter of fiscal 2026, reaching the highest level in over four years.

	Manufacturing IP Index	PMI
Fiscal 2026 quarter ended:
September 2026	98.4	54.5
June 2026	98.3	53.3
March 2026	97.4	52.7
December 2025	96.2	47.9
Fiscal 2025 quarter ended:
September 2025	97.3	48.9
June 2025	96.9	49.0
March 2025	96.8	48.9
December 2024	95.5	49.2
Fiscal 2024 quarter ended:
September 2024	95.6	47.5
June 2024	96.4	48.5
March 2024	96.6	50.3
December 2023	96.7	47.1
Inflation in the U.S. has also had an impact on our input costs and pricing. The Producer Price Index (PPI), published by the Bureau of Labor Statistics, measures the average change over time in the selling prices received by domestic producers for their output. The Producer Price Index increased to 6.3 percent as of September 2026, the largest 12-month increase since December 2022.
Non-U.S. Economic Trends
In 2026, sales to customers outside the U.S. accounted for less than half of our total sales. These customers include both indigenous companies and multinational companies with a global presence. In addition to the global factors previously mentioned in the Overview section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure, and expanding consumer markets. We use changes in key countries' gross domestic product (GDP), IP, and PMI as indicators of the growth opportunities in each region where we do business. Industrial output outside the U.S. was mostly positive in the fourth quarter of fiscal 2026. Manufacturing PMI readings outside the U.S were mostly positive as well, with many countries across all regions reporting above 50 in September.

Outlook
We expect continued pressures related to inflation, geopolitical tensions, and the availability of certain materials and components, driven in part by strong market demand for data centers. Inflationary pressures and geopolitical volatility could adversely impact our costs, particularly with respect to electronic components, commodities, energy, and freight. In addition, strong market demand, including for data centers, could contribute to shortages of certain materials and components, which could constrain our ability to manufacture products and adversely affect product availability. We continue to manage these risks through pricing and supply chain resiliency actions.
We continue to manage the impact of tariffs through pricing and other supply chain actions, including the use of alternative sources of materials and redundant manufacturing locations. Supply chain resiliency actions taken in recent years enable us to manufacture certain high-value product lines in multiple geographic locations. We continue to expect these actions to mostly offset tariff-related costs, although the dynamic tariff environment could affect our ability to fully recover these costs.
In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (IEEPA) were not authorized. During the fourth quarter of fiscal 2026, we filed refund claims for the majority of our IEEPA tariffs paid which were subsequently approved and paid by U.S. Customs and Border Protection (CBP). We recognize a refund when realizable in accordance with ASC 450, Contingencies. In September 2026, we approved and communicated a refund program for customers who paid price increases on purchases of products that were impacted by IEEPA tariffs. The customer tariff refund program will be completed in 2027.
In 2026, we announced plans to build a new greenfield manufacturing site in New Berlin, Wisconsin. The facility is expected to be the Company’s largest manufacturing campus globally, with a significant footprint and the flexibility to scale operations. Additionally, in January we completed the purchase of our Mequon, Wisconsin facility, which we had previously leased and continue to use for engineering and development and manufacturing. These projects are aligned with the previously announced $2 billion investment in plants, digital infrastructure, and talent to grow share, build resilience, and expand margins.

Summary of Results of Operations
The following table reflects our sales and operating results (in millions, except per share amounts and percentages):

	Year Ended September 30,
	2026	2025	2024
Sales
Intelligent Devices (a)	$4,185	$3,756	$3,804
Software & Control (b)	2,818	2,383	2,187
Lifecycle Services (c)	2,071	2,203	2,273
Other unallocated items (1)	(85)	—	—
Total sales (d)	$8,989	$8,342	$8,264
Segment operating earnings (2)
Intelligent Devices (e)	$839	$676	$700
Software & Control (f)	952	708	530
Lifecycle Services (g)	312	319	365
Corporate and other (3)	(116)	(125)	(114)
Other unallocated items (1)	10	—	—
Enterprise operating profit (4) (h)	1,997	1,578	1,481
Non-operating pension and postretirement benefit credit (cost)	2	(1)	20
Amortization of acquisition-related intangible assets (5)	(120)	(141)	(144)
Impairment of intangible assets	—	(224)	—
Net legacy asbestos and environmental charges (3)	2	(154)	(21)
Gain or loss on fair value of investments	(7)	(3)	—
Restructuring charges	(25)	5	(97)
Charitable contributions	(50)	—	—
Gain on dissolution of Sensia, net of transaction costs	4	—	—
Interest expense, net	(118)	(143)	(139)
Income before income taxes (i)	1,685	917	1,100
Income tax provision	(278)	(168)	(152)
Net income	1,407	749	948
Net loss attributable to noncontrolling interests	(2)	(120)	(5)
Net income attributable to Rockwell Automation	$1,409	$869	$953

Diluted EPS	$12.54	$7.67	$8.28

Adjusted EPS (6)	$13.42	$10.53	$9.85

Diluted weighted average outstanding shares	112.0	113.1	114.5

Pre-tax margin (i/d)	18.7%	11.0%	13.3%

Intelligent Devices segment operating margin (e/a)	20.0%	18.0%	18.4%
Software & Control segment operating margin (f/b)	33.8%	29.7%	24.2%
Lifecycle Services segment operating margin (g/c)	15.1%	14.5%	16.1%
Enterprise operating margin (4) (h/d)	22.2%	18.9%	17.9%

(1) Includes an $85 million reduction of sales for the customer tariff refund program, a $103 million reduction of cost of sales for IEEPA tariff refunds received, and $8 million of related non-recurring charges. Refer to Note 1 in the Consolidated Financial Statements for additional details on IEEPA tariffs.
(2) Refer to Note 20 in the Consolidated Financial Statements for the definition of segment operating earnings.
(3) Legacy asbestos and environmental charges were previously included in Corporate and other. 2024 has been recast to conform to current year presentation.
(4) Enterprise operating profit and Enterprise operating margin are non-GAAP financial measures. We exclude from income before income taxes and pre-tax margin, non-operating pension and postretirement benefit credit (cost), amortization of acquisition-related intangible assets, impairment of intangible assets, net legacy asbestos and environmental charges, gain or loss on fair value of investments, restructuring charges aligned with enterprise-wide strategic initiatives, charitable contributions, gain on dissolution of Sensia, net of transaction costs, and interest expense, net because we do not consider these items to be directly related to the operating performance of our enterprise. We believe Enterprise operating profit and Enterprise operating margin are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our operating enterprise. Our measures of Enterprise operating profit and Enterprise operating margin may be different from measures used by other companies.
(5) Amortization of acquisition-related intangibles excludes amortization of internally developed and capitalized intangible software products. See the Supplemental Segment Information section for our presentation and reconciliation by segment.
(6) Adjusted EPS is a non-GAAP earnings measure. See Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation for more information on this non-GAAP measure.

2026 Compared to 2025
Sales
On April 1, the Company completed the dissolution of the Sensia joint venture, which included divestiture of certain businesses to the joint venture partner. Prior period reported sales have been adjusted to calculate organic sales. Reported and organic sales in fiscal 2026 increased 8 percent compared to 2025. Divestitures decreased sales by 2 percent and currency translation increased sales by 2 percent. Reported and Organic Sales were reduced by 1 percent as a result of the customer tariff refund program. Volume increased total company sales by approximately 6 percentage points year over year driven by the Software & Control and Intelligent Devices segments. Pricing increased total company sales by approximately 3 percentage points year over year, realized in the Intelligent Devices and Software & Control segments.
The table below presents our sales for the year ended September 30, 2026, attributed to the geographic regions based upon country of destination, and the percentage change from the same period in 2025 (in millions, except percentages).

		Change vs.	Change in Organic Sales (1) vs.
	Year Ended September 30, 2026	Year Ended September 30, 2025	Year Ended September 30, 2025
North America	$5,801	10%	11%
Europe, Middle East and Africa	1,603	8%	7%
Asia Pacific	1,108	8%	8%
Latin America	562	—%	(7)%
Other unallocated items (2)	(85)	(1)%	(1)%
Total Company Sales	$8,989	8%	8%
(1) Organic sales and organic sales growth exclude the effect of acquisitions, changes in currency exchange rates, and divestitures. See Supplemental Sales Information for information on these non-GAAP measures.
(2) Represents estimated refunds to customers under the customer tariff refund program.
Corporate and Other
Corporate and other expenses were $116 million in fiscal 2026 compared to $125 million in fiscal 2025.
Amortization of acquisition-related intangible assets
Amortization of acquisition-related intangible assets was $120 million in fiscal 2026 compared to $141 million in fiscal 2025. The decrease was primarily due to the dissolution of the Sensia joint venture.
Restructuring Charges
Restructuring charges were $25 million in fiscal 2026. During 2025, we reversed $5 million of restructuring accruals. See Note 18 in the Consolidated Financial Statements for more information on our restructuring charges.
Charitable Contribution
In the fourth quarter of fiscal 2026 we made a $50 million contribution to the Rockwell Automation Charitable Corporation. The contribution optimizes tax benefits and provides funding for philanthropic priorities.
Income before Income Taxes
Income before income taxes increased to $1,685 million in 2026 from $917 million in 2025. Pre-tax margin was 18.7 percent in 2026 compared to 11.0 percent in 2025. The increases were primarily due to the prior year non-cash impairment charge related to the Sensia joint venture, and an accounting change and accrual increase for legacy asbestos liabilities, higher sales volume, price realization, favorable mix, productivity, and the net impact of IEEPA tariff refund related items, partially offset by higher compensation, a charitable contribution, and restructuring charges. Enterprise operating profit increased to $1,997 million from $1,578 million in 2025. Enterprise operating margin was 22.2 percent in 2026 compared to 18.9 percent in 2025. The increases were primarily due to higher sales volume, price realization, favorable mix, productivity, and the net impact of IEEPA tariff refund related items, partially offset by higher compensation.

Income Taxes
The effective tax rate in fiscal 2026 was 16.5 percent compared to 18.3 percent in fiscal 2025. The decrease in the effective tax rate is due to the absence of certain Sensia-related tax impacts from 2025 and higher discrete tax benefits in 2026, including a benefit related to the dissolution of the Sensia joint venture, partially offset by Base Erosion and Profit Shifting (BEPS) Pillar Two minimum taxes. The Adjusted Effective Tax Rate in fiscal 2026 was 19.6 percent compared to 17.1 percent in fiscal 2025. The increase in the Adjusted Effective Tax Rate was primarily due to the application of BEPS Pillar Two minimum taxes, partially offset by higher discrete tax benefits.
See Note 16 in the Consolidated Financial Statements for a complete reconciliation of the United States statutory tax rate to the effective tax rate and additional information on tax events in 2026 and 2025 affecting each year’s respective tax rates.
Diluted EPS and Adjusted EPS
Fiscal 2026 Net income attributable to Rockwell Automation was $1,409 million or $12.54 per share, compared to $869 million or $7.67 per share in fiscal 2025. The increases in Net income attributable to Rockwell Automation and diluted EPS were primarily due to higher pre-tax income. Adjusted EPS was $13.42 in fiscal 2026, up 27 percent compared to $10.53 in fiscal 2025, primarily due to higher Enterprise operating profit.
Intelligent Devices
Sales
Intelligent Devices reported sales increased 11 percent in 2026 compared to 2025. Organic sales increased 10 percent and currency translation increased sales by 1 percent. All regions experienced reported and organic sales increases except for Latin America.
Segment Operating Margin
Intelligent Devices segment operating earnings increased 24 percent year over year. Segment operating margin increased to 20.0 percent in 2026 from 18.0 percent in 2025, primarily due to higher sales volume, productivity, and favorable mix, partially offset by higher compensation.
Software & Control
Sales
Software & Control reported sales increased 18 percent in 2026 compared to 2025. Organic sales increased 17 percent and currency translation increased sales by 1 percent. All regions experienced reported and organic sales increases except Latin America where organic sales were flat.
Segment Operating Margin
Software & Control segment operating earnings increased 34 percent year over year. Segment operating margin increased to 33.8 percent in 2026 from 29.7 percent in 2025, primarily due to higher sales volume, partially offset by higher compensation.
Lifecycle Services
Sales
Lifecycle Services reported sales decreased 6 percent in 2026 compared to 2025. Organic sales decreased sales by 2 percent. Divestitures decreased sales by 6 percent and currency translation increased sales by 2 percent. All regions experienced reported and organic sales decreases except for Asia Pacific where reported and organic sales increased.
Segment Operating Margin
Lifecycle Services segment operating earnings decreased 2 percent year over year. Segment operating margin increased to 15.1 percent in 2026 from 14.5 percent in 2025, primarily due to strong project execution and the margin benefit from the Sensia joint venture dissolution, partially offset by higher compensation.

2025 Compared to 2024
For a discussion of the Company’s fiscal 2025 results compared to fiscal 2024, see Item 7. MD&A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, filed on November 12, 2025.
Supplemental Segment Information
Amortization of acquisition-related intangible assets, impairment of intangible assets, non-operating pension and postretirement benefit (credit) cost, and restructuring charges are not allocated to our operating segments because these costs are excluded from our measurement of each segment’s operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Year Ended September 30,
	2026	2025	2024
Non-operating pension and postretirement benefit credit
Intelligent Devices	$(2)	$(2)	$(7)
Software & Control	(2)	(1)	(7)
Lifecycle Services	(4)	(2)	(10)
Amortization of acquisition-related intangible assets (1)
Intelligent Devices	$42	$37	$38
Software & Control	66	66	68
Lifecycle Services	12	38	38
Impairment of intangible assets
Intelligent Devices	$—	$—	$—
Software & Control	—	—	—
Lifecycle Services	—	(224)	—
Restructuring charges
Intelligent Devices	$9	$(2)	$44
Software & Control	8	(2)	33
Lifecycle Services	8	(1)	20
(1) Amortization of acquisition-related intangible assets does not include amortization for intangibles internally developed, which is included in segment operating earnings. For the years ended September 30, 2026, 2025, and 2024, the amortization expense for internally developed intangible amortization was $11 million, $11 million, and $11 million, respectively.

Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation
Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude non-operating pension and postretirement benefit (credit) cost, amortization of acquisition-related intangible assets, impairment of intangible assets, net legacy asbestos and environmental charges, gain or loss on fair value of investments, restructuring charges aligned with enterprise-wide strategic initiatives, gain on dissolution of Sensia, net of transaction costs, and charitable contributions, including their respective tax effects and discrete tax items. See Note 14 in the Consolidated Financial Statements for more information on our net periodic pension and postretirement benefit cost (credit).
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
In fiscal 2026, we updated the definition of our non-GAAP earnings measures to exclude both charitable contributions and the gain on the dissolution of the Sensia joint venture, net of transaction costs, and certain related tax impacts. We believe this change to our definition provides investors with a more useful presentation of our operating performance as these items and their related tax impacts are not reflective of our ongoing operations. We did not revise prior years because there were no similar amounts.
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

The following are reconciliations of Net income attributable to Rockwell Automation, diluted EPS, and effective tax rate to Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate, respectively (in millions, except per share amounts and percentages):

	Year Ended September 30,
	2026	2025	2024
Net income attributable to Rockwell Automation	$1,409	$869	$953
Non-operating pension and postretirement benefit (credit) cost	(2)	1	(20)
Tax effect of non-operating pension and postretirement benefit (credit) cost	—	(1)	4
Amortization of acquisition-related intangible assets attributable to Rockwell Automation	119	130	133
Tax effect of amortization of acquisition-related intangible assets attributable to Rockwell Automation	(29)	(29)	(25)
Impairment of intangible assets attributable to Rockwell Automation	—	119	—
Tax effect of impairment of intangible assets attributable to Rockwell Automation	—	(9)	—
Net legacy asbestos and environmental charges	(2)	154	21
Tax effect of net legacy asbestos and environmental charges	—	(37)	(5)
Gain or loss on fair value of investments	7	3	—
Tax effect of gain or loss on fair value of investments	(2)	(1)	—
Restructuring charges	25	(5)	97
Tax effect of restructuring charges	(7)	1	(25)
Charitable contributions	50	—	—
Tax effect of charitable contributions	(12)	—	—
Gain on dissolution of Sensia, net of transaction costs, attributable to Rockwell Automation	(5)	—	—
Tax and tax items associated with gain on dissolution of Sensia, net of transaction costs, attributable to Rockwell Automation	(44)	—	—
Adjusted Income	$1,507	$1,195	$1,133

Diluted EPS	$12.54	$7.67	$8.28
Non-operating pension and postretirement benefit (credit) cost	(0.02)	0.01	(0.17)
Tax effect of non-operating pension and postretirement benefit (credit) cost	—	(0.01)	0.03
Amortization of acquisition-related intangible assets attributable to Rockwell Automation	1.06	1.15	1.16
Tax effect of amortization of acquisition-related intangible assets attributable to Rockwell Automation	(0.26)	(0.26)	(0.22)
Impairment of intangible assets attributable to Rockwell Automation	—	1.05	—
Tax effect of impairment of intangible assets attributable to Rockwell Automation	—	(0.08)	—
Net legacy asbestos and environmental charges	(0.02)	1.36	0.18
Tax effect of net legacy asbestos and environmental charges	—	(0.33)	(0.04)
Gain or loss on fair value of investments	0.06	0.02	—
Tax effect of gain or loss on fair value of investments	(0.02)	(0.01)	(0.01)
Restructuring charges	0.23	(0.05)	0.85
Tax effect of restructuring charges	(0.06)	0.01	(0.21)
Charitable contributions	0.45	—	—
Tax effect of charitable contributions	(0.11)	—	—
Gain on dissolution of Sensia, net of transaction costs, attributable to Rockwell Automation	(0.04)	—	—
Tax and tax items associated with gain on dissolution of Sensia, net of transaction costs, attributable to Rockwell Automation	(0.39)	—	—
Adjusted EPS	$13.42	$10.53	$9.85

	Year Ended September 30,
	2026	2025	2024
Effective tax rate	16.5%	18.3%	13.8%
Tax effect of non-operating pension and postretirement benefit (credit) cost	—%	0.1%	(0.1)%
Tax effect of amortization of acquisition-related intangible assets attributable to Rockwell Automation	0.5%	0.6%	0.4%
Tax effect of impairment of intangible assets attributable to Rockwell Automation	—%	(3.1)%	—%
Tax effect of net legacy asbestos and environmental charges	—%	1.1%	0.2%
Tax effect of gain or loss on fair value of investments	0.1%	0.1%	0.1%
Tax effect of restructuring charges	0.2%	—%	0.9%
Tax effect of charitable contributions	0.2%	—%	—%
Tax and tax items associated with gain on dissolution of Sensia, net of transaction costs, attributable to Rockwell Automation	2.1%	—%	—%
Adjusted Effective Tax Rate	19.6%	17.1%	15.3%

Financial Condition
The following is a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Year Ended September 30,
	2026	2025	2024
Cash provided by (used for)
Operating activities	$1,958	$1,544	$864
Investing activities	(301)	(216)	(982)
Financing activities	(1,694)	(1,335)	(503)
Effect of exchange rate changes on cash	2	4	12
Increase (decrease) in cash, cash equivalents, and restricted cash	$(35)	$(3)	$(609)
The following table summarizes free cash flow, which is a non-GAAP financial measure (in millions):

	Year Ended September 30,
	2026	2025	2024
Cash provided by operating activities	$1,958	$1,544	$864
Capital expenditures	(257)	(186)	(225)
Free cash flow	$1,701	$1,358	$639
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
Cash provided by operating activities was $1,958 million for the year ended September 30, 2026, compared to $1,544 million for the year ended September 30, 2025. Free cash flow was $1,701 million for the year ended September 30, 2026, compared to $1,358 million for the year ended September 30, 2025. The year-over-year increases in cash provided by operating activities and free cash flow were primarily due to higher pre-tax income and $108 million of tariff refunds and related interest income.
Our Short-term debt as of September 30, 2026 and 2025, included commercial paper borrowings of $707 million and $522 million, with a weighted average interest rate of 4.06 percent and 4.24 percent, and a weighted average maturity period of 19 days and 16 days, respectively.
In December 2022, Sensia entered into an unsecured $75 million line of credit. As of September 30, 2025, included in Short-term debt was $70 million borrowed against the line of credit with an interest rate of 5.18 percent. Also included in debt as of September 30, 2025, were the following interest-bearing loans from SLB to Sensia: $14 million in Short-term debt, and $42 million in Long-term debt. In December 2025, the credit line matured and was closed. The outstanding debt was settled with loans from the joint venture partners. Upon dissolution of the Sensia joint venture, interest-bearing loans from SLB to Sensia were assumed by SLB. Refer to Note 1 in the Consolidated Financial Statements for additional details on the dissolution.
We repurchased approximately 3.1 million shares of our common stock under our share repurchase program in 2026 at a total cost of $1,254 million and an average cost of $401.04 per share. In 2025, we repurchased approximately 1.5 million shares of our common stock under our share repurchase program at a total cost of $419 million and an average cost of $279.43 per share. At September 30, 2026, there were no outstanding common stock share repurchases recorded in Accounts payable. At September 30, 2025, there were $1 million of outstanding common stock share repurchases recorded in Accounts payable that did not settle until 2026. Our decision to repurchase shares in 2027 will depend on business conditions, free cash flow generation, other cash requirements, and stock price. At September 30, 2026, we had approximately $673 million remaining for share repurchases under our existing board authorization. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding share repurchases.

We expect future uses of cash to include capital expenditures, working capital requirements, dividends to shareowners, repurchases of common stock, repayment of debt, acquisitions of businesses and other inorganic investments, and additional contributions to our retirement plans. We expect capital expenditures in 2027 to be approximately $400 million. Significant long-term uses of cash include the following (in millions):

	Payments by Period
	Total	2027	2028	2029	2030	2031	Thereafter
Long-term debt and interest (1)	$4,609	$102	$344	$503	$71	$521	$3,068
Minimum lease payments (Note 19)	417	107	88	63	47	31	81
Postretirement benefits (2)	38	$6	5	5	4	4	14
Pension contributions (3)	35	35	—	—	—	—	—
Net legacy asbestos liabilities (4)	145	13	11	10	8	7	96
Total	$5,244	$263	$448	$581	$130	$563	$3,259
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
(3) Amounts reported for pension contributions reflect current estimates. Contributions to our pension plans beyond 2027 will depend on future investment performance of our pension plan assets, changes in discount rate assumptions, and governmental regulations in effect at the time. Amounts subsequent to 2027 are excluded from the summary above, as we are unable to make a reasonably reliable estimate of these amounts. The minimum contribution for our U.S. pension plan as required by the Employee Retirement Income Security Act (ERISA) is currently zero. We may make additional contributions to this plan at the discretion of management.
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
From time to time, we may access the capital markets to meet our liquidity needs, refinance existing indebtedness, fund acquisitions or for other general corporate purposes. We currently expect to access the debt capital markets, subject to market conditions and other factors.
At September 30, 2026, the majority of our Cash and cash equivalents were held by non-U.S. subsidiaries. We use a global cash pooling arrangement to efficiently manage liquidity among our entities. As a result of the broad changes to the U.S. international tax system under the Tax Cuts and Jobs Act of 2017, we account for taxes on earnings of substantially all our non-U.S. subsidiaries including both non-U.S. and U.S. taxes. We have concluded that earnings of a limited number of our non-U.S. subsidiaries are indefinitely reinvested.
In November 2025, we replaced our former $1.5 billion unsecured revolving credit facility with a new five-year $1.5 billion unsecured revolving credit facility, expiring in November 2030. This credit facility uses the secured overnight financing rate (SOFR) as the primary basis for determining interest payments. We can increase the aggregate amount of this credit facility by up to $750 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility during the quarter ended September 30, 2026, or against our prior credit facility during the quarter ended September 30, 2025. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA for the preceding four quarters to consolidated interest expense for the same period.
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

Separate short-term unsecured credit facilities of approximately $274 million at September 30, 2026, were available to non-U.S. subsidiaries, of which approximately $33 million was committed under letters of credit. Borrowings under our non-U.S. credit facilities at September 30, 2026 and 2025, were not significant. We were in compliance with all covenants under our credit facilities at September 30, 2026, and 2025. There are no significant commitment fees or compensating balance requirements under our credit facilities.
The following is a summary of our credit ratings as of November 12, 2026:

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
We use foreign currency forward exchange contracts to manage certain foreign currency risks. We enter into these contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years. We also may use these contracts to hedge portions of our net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. In 2025 and 2026, we entered into cross-currency swaps that we designated as a partial hedge of our net investment in certain Euro, Swiss franc, and Chinese yuan functional currency denominated subsidiaries. In addition, we use foreign currency forward exchange contracts that are not designated as hedges to offset transaction gains or losses associated with some of our assets and liabilities resulting from intercompany loans or other transactions with third parties that are denominated in currencies other than our entities’ functional currencies. Our foreign currency forward exchange contracts are denominated in currencies of major industrial countries. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities.
Cash dividends declared to shareowners were $617 million in 2026 ($5.52 per common share), $593 million in 2025 ($5.24 per common share), and $573 million in 2024 ($5.00 per common share). Our quarterly dividend rate as of September 30, 2026, is $1.38 per common share ($5.52 per common share annually), which is determined at the sole discretion of our Board of Directors.

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
The following is a reconciliation of reported sales to organic sales by geographic region (in millions):

	Year Ended September 30, 2026				Year Ended September 30, 2025
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales	Divestitures	Sales Excluding Divestitures
North America	$5,801	$—	$5	$5,796	$5,270	$(66)	$5,204
Europe, Middle East and Africa	1,603	—	73	1,530	1,488	(54)	1,434
Asia Pacific	1,108	—	10	1,098	1,024	(5)	1,019
Latin America	562	—	43	519	560	(3)	557
Other unallocated items (1)	(85)	—	—	(85)	—	—	—
Total Company Sales	$8,989	$—	$131	$8,858	$8,342	$(128)	$8,214
(1) Represents estimated refunds to customers under the customer tariff refund program. Refer to Note 1 in the Consolidated Financial Statements for additional details on IEEPA tariffs.

	Year Ended September 30, 2025				Year Ended September 30, 2024
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales	Divestitures	Sales Excluding Divestitures
North America	$5,270	$2	$(12)	$5,280	$5,053	$—	$5,053
Europe, Middle East and Africa	1,488	—	29	1,459	1,504	—	1,504
Asia Pacific	1,024	—	(8)	1,032	1,073	—	1,073
Latin America	560	—	(38)	598	634	—	634
Other unallocated items	—	—	—	—	—	—	—
Total Company Sales	$8,342	$2	$(29)	$8,369	$8,264	$—	$8,264

The following is a reconciliation of reported sales to organic sales by operating segment (in millions):

	Year Ended September 30, 2026				Year Ended September 30, 2025
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales	Divestitures	Sales Excluding Divestitures
Intelligent Devices	$4,185	$—	$61	$4,124	$3,756	$—	$3,756
Software & Control	2,818	—	37	2,781	2,383	—	2,383
Lifecycle Services	2,071	—	33	2,038	2,203	(128)	2,075
Other unallocated items (1)	(85)	—	—	(85)	—	—	—
Total Company Sales	$8,989	$—	$131	$8,858	$8,342	$(128)	$8,214
(1) Represents estimated refunds to customers under the customer tariff refund program. Refer to Note 1 in the Consolidated Financial Statements for additional details on IEEPA tariffs.

	Year Ended September 30, 2025				Year Ended September 30, 2024
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales	Divestitures	Sales Excluding Divestitures
Intelligent Devices	$3,756	$—	$(16)	$3,772	$3,804	$—	$3,804
Software & Control	2,383	—	(9)	2,392	2,187	—	2,187
Lifecycle Services	2,203	2	(4)	2,205	2,273	—	2,273
Other unallocated items	—	—	—	—	—	—	—
Total Company Sales	$8,342	$2	$(29)	$8,369	$8,264	$—	$8,264

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
As a result of the historical financial performance of the Sensia joint venture not achieving expectations, during the fourth quarter of fiscal 2025, a strategic review by the partners resulted in a decision to pursue an orderly dissolution. This decision to dissolve resulted in downward revisions to growth and profitability projections. The decision by the joint partners to pursue dissolution of the joint venture was a triggering event for impairment testing. For the Sensia reporting unit identifiable intangible assets subject to amortization within the Lifecycle Services operating segment, we believed these changes that occurred during the fourth quarter of 2025 would indicate a potential impairment. The estimated undiscounted future cash flows attributable to the reporting unit were less than the carrying value; therefore, we determined the fair value for Sensia identifiable intangible assets as of September 30, 2025. We engaged an independent third-party valuation specialist to assist with the fair value determination of the identifiable intangible assets, primarily customer relationships, using a multi-period excess earnings model. We compared the fair value of $58 million to the carrying value, which resulted in a pre-tax, non-cash intangible asset impairment charge of $63 million during the fourth quarter of fiscal 2025. Subsequent to the impairment, our consolidated intangible asset balance as of September 30, 2025, was $864 million, including $58 million of identifiable intangible assets within the Sensia reporting unit.
Following the intangible asset impairment analysis, we estimated the fair value of the Sensia reporting unit using an income approach derived from discounted cash flows. As of September 30, 2025, the carrying value of the Sensia reporting unit, after consideration of the fourth quarter intangible asset impairment, was determined to be in excess of the reporting unit’s fair value, resulting in a $161 million pre-tax, non-cash goodwill impairment charge recorded in the Consolidated Statement of Operations. Subsequent to the impairment, our consolidated goodwill balance as of September 30, 2025, was $3,839 million and there was no remaining goodwill within the Sensia reporting unit.
Critical assumptions used in this approach included estimated future revenue growth rates and Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) margins, and a discount rate. Estimated future revenue and EBITDA margins are based on our best estimate about current and future conditions. The forecasted near-term growth rate projections take into account recent revenue performance. Margin assumptions reflect volume, mix, productivity and price estimates. These estimates and assumptions are based on a number of factors, including historical experience, reference to external product available market and industry growth publications, and analysis of peer group projections. We determined the discount rate using a weighted average cost of capital adjusted for risk factors.
The joint venture partners signed a separation agreement in December 2025, including a plan for distribution of joint venture assets and related terms and conditions. The disposal group met the criteria to be classified as held for sale under ASC 360-10-45 in the first quarter ended December 31, 2025. The Sensia joint venture had historically been included in the Lifecycle Services reportable segment. The transaction closed April 1, 2026. Following the dissolution, there are no remaining intangible assets related to Sensia.
More information regarding the Sensia dissolution and goodwill impairment testing is contained in Note 1 and Note 3 in the Consolidated Financial Statements.

Retirement Benefits - Pension
Pension costs and obligations are actuarially determined and are influenced by assumptions used to estimate these amounts, including the discount rate. Changes in any of the assumptions and the amortization of differences between the assumptions and actual experience will affect the amount of pension expense in future periods.
Our global pension expense was $32 million, $38 million and $13 million in 2026, 2025, and 2024, respectively. Approximately all of our 2026 global pension expense and 65 percent of our global projected benefit obligation relate to our U.S. pension plan. The discount rate used to determine our 2026 U.S. pension expense was 5.35 percent, compared to 5.10 percent for 2025.
For 2027, our U.S. discount rate will increase to 6.70 percent from 5.35 percent in 2026. The discount rate was set as of our September 30 measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans.
The changes in our discount rate have an inverse relationship with our net periodic benefit cost and projected benefit obligation. The following chart illustrates the estimated change in projected benefit obligation and annual net periodic benefit cost assuming a change of 25 basis points in the discount rate for our U.S. pension plans (in millions):

	Pension Benefits
	Change in Projected Benefit Obligation	Change in Net Periodic Benefit Cost (1)
Discount rate	$38	$—
(1) Change includes both operating and non-operating pension costs.
More information regarding pension benefits is contained in Note 14 in the Consolidated Financial Statements.
Revenue Recognition - Customer Incentives
We offer various incentive programs that provide distributors and direct sale customers with cash rebates, account credits, or additional hardware and software products, solutions, and services based on meeting specified program criteria. Customer incentives are recognized as a reduction of sales if distributed in cash or customer account credits. We record accruals at the time of revenue recognition as a current liability within Customer returns, rebates, and incentives in our Consolidated Balance Sheet or, where a right of offset exists, as a reduction of Receivables. Customer incentives for additional hardware and software products, solutions, and services to be provided are considered distinct performance obligations. As such, we allocate revenue to them based on relative standalone selling price. Until the incentive is redeemed, the revenue is recorded as a contract liability.
Our primary incentive program provides distributors with cash rebates or account credits based on agreed amounts that vary depending on the customer to whom our distributor ultimately sells the product. A critical assumption used in estimating the accrual for this program is the time period from when revenue is recognized to when the rebate is processed. Our estimate is based primarily on historical experience. If the time period were to change by 10 percent, the effect would be an adjustment to the accrual of approximately $33 million.
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
We accrue for net legacy asbestos-related matters based upon an assessment of the ultimate liability for claims incurred, whether filed or not, including estimates of both future claim resolution costs and defense costs. We utilize historical claim and defense costs trends as well as a third-party actuarial valuation in determining estimated reserves and related insurance recoveries which we believe are probable and reasonably estimable through a 2060 terminal year. Accruals total $418 million at September 30, 2026, and are included in the Consolidated Balance Sheet in Other current liabilities and Other liabilities, with insurance recoveries related to these matters of $273 million million recorded in Receivables and Other assets.
The valuation of the accrual is based on several critical assumptions, including projections of future claims, dismissal rates, average settlement values, inflation rates, and the ratio of defense costs to indemnity payments. We typically rely on a five-year historical average for dismissal rates, settlement values, and defense-to-indemnity ratios, adjusted to exclude outlier data and informed by input from national counsel regarding the current docket and jurisdictional trends. Future claims estimates are developed using actuarial models grounded in widely accepted industry studies, and inflation assumptions are aligned with long-term, broadly recognized economic indicators. The aggregate impact of these assumptions reflects estimated payments for approximately 9,840 claims and projected dismissals of approximately 17,760 claims through the 2060 terminal year.
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
The use of foreign currency forward exchange contracts allows us to manage transactional exposure to exchange rate fluctuations as the gains or losses incurred on these contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Foreign currency forward exchange contracts are denominated in currencies of major industrial countries in which we operate. The fair value of our foreign currency forward exchange contracts is an asset of $18 million and a liability of $16 million at September 30, 2026. For assets and liabilities denominated in currencies other than a location’s functional currency without offsetting foreign currency forward exchange contracts, a 10 percent adverse change in the underlying foreign currency exchange rates would reduce our pre-tax income by approximately $53 million.
During 2025 and 2026, we entered into cross-currency swaps in order to manage foreign currency translation risk of local currency balances of foreign subsidiaries. We designated the cross-currency swaps as a partial hedge of our net investment in certain subsidiaries that are not U.S. dollar functional. As a result, changes in the fair value of the cross-currency swaps are recorded in accumulated currency translation adjustments within equity in the Consolidated Balance Sheet. A hypothetical 10 percent adverse change in the cross-currency swaps’ underlying spot rates would result in an additional cash outflow at maturity of $85 million. The fair value of these instruments prior to maturity also includes an interest rate component; however, we currently have no plans to settle these swaps before their maturity and, therefore, fluctuations in market interest rates would not have an effect on our results of operations.
Derivatives that are not designated as hedges for accounting purposes are adjusted to fair value through earnings. For derivatives that are hedges, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in Other comprehensive income until the hedged item is recognized in earnings. We recognize the ineffective portion of a derivative’s change in fair value in earnings immediately. There was no impact on earnings due to ineffective hedges in 2026, 2025, or 2024. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with the hedged exposures and related contracts would not be significant to our financial condition or results of operations.
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
Our Short-term debt as of September 30, 2026 and 2025, includes commercial paper borrowings of $707 million and $522 million, with a weighted average interest rate of 4.06 percent and 4.24 percent, and a weighted average maturity period of 19 days and 16 days, respectively.
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
We had outstanding fixed rate long-term and current portion of long-term debt obligations with a carrying value of $2,571 million at September 30, 2026, and $2,616 million at September 30, 2025. The fair value of this debt was approximately $2,140 million at September 30, 2026, and $2,352 million at September 30, 2025. The potential increase in fair value on such fixed-rate debt obligations from a hypothetical 50 basis point decrease in market interest rates would not be significant to our results of operations or financial condition. We currently have no plans to repurchase our outstanding fixed-rate instruments before their maturity and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or shareowners’ equity.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEET
(in millions, except per share amounts)

	September 30,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$433	$468
Receivables	1,891	1,931
Inventories	1,316	1,247
Other current assets	242	265
Total current assets	3,882	3,911
Property, net of accumulated depreciation	871	797
Operating lease right-of-use assets	350	403
Goodwill	3,817	3,839
Other intangible assets, net	676	864
Deferred income taxes	635	596
Other assets	1,037	809
Total	$11,268	$11,219
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities
Short-term debt	$709	$608
Current portion of long-term debt	2	2
Accounts payable	1,013	930
Compensation and benefits	493	432
Contract liabilities	626	621
Customer returns, rebates, and incentives	403	347
Other current liabilities	522	505
Total current liabilities	3,768	3,445
Long-term debt	2,569	2,614
Retirement benefits	336	406
Operating lease liabilities	272	329
Other liabilities	769	714
Commitments and contingent liabilities (Note 17)
Shareowners’ equity
Common stock ($1.00 par value, shares issued: 141.4)	141	141
Additional paid-in capital	2,386	2,283
Retained earnings	6,214	5,422
Accumulated other comprehensive loss	(478)	(657)
Common stock in treasury, at cost (shares held: 31.5 and 29.0, respectively)	(4,711)	(3,535)
Shareowners’ equity attributable to Rockwell Automation, Inc.	3,552	3,654
Noncontrolling interests	2	57
Total shareowners’ equity	3,554	3,711
Total	$11,268	$11,219
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30,
	2026	2025	2024
Sales
Products and solutions	$8,018	$7,364	$7,331
Services	971	978	933
	8,989	8,342	8,264
Cost of sales
Products and solutions	(3,983)	(3,785)	(3,908)
Services	(511)	(541)	(505)
	(4,494)	(4,326)	(4,413)
Gross profit	4,495	4,016	3,851
Selling, general and administrative expenses	(2,012)	(1,914)	(2,001)
Engineering and development	(714)	(679)	(658)
Other income (expense) (Note 15)	50	(126)	62
Goodwill and intangible asset impairment	—	(224)	—
Interest expense	(134)	(156)	(154)
Income before income taxes	1,685	917	1,100
Income tax provision (Note 16)	(278)	(168)	(152)
Net income	1,407	749	948
Net loss attributable to noncontrolling interests	(2)	(120)	(5)
Net income attributable to Rockwell Automation, Inc.	$1,409	$869	$953
Earnings per share:
Basic	$12.60	$7.69	$8.32
Diluted	$12.54	$7.67	$8.28
Weighted average outstanding shares:
Basic	111.5	112.7	114.0
Diluted	112.0	113.1	114.5
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2026	2025	2024
Net income	$1,407	$749	$948
Other comprehensive income
Pension and other postretirement benefit plan adjustments (net of tax (expense) benefit of ($73), ($31), and $7)	228	96	(23)
Currency translation adjustments	(61)	16	68
Net change in cash flow hedges (net of tax (expense) benefit of ($5), $(2), and $11)	12	3	(27)
Other comprehensive income	179	115	18
Comprehensive income	1,586	864	966
Comprehensive loss attributable to noncontrolling interests	(2)	(120)	(5)
Comprehensive income attributable to Rockwell Automation, Inc.	$1,588	$984	$971
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2026	2025	2024
Operating activities:
Net income	$1,407	$749	$948
Adjustments to arrive at cash provided by operating activities
Depreciation	183	173	162
Amortization of intangible assets	131	152	155
Share-based compensation expense	92	85	100
Retirement benefit expense	37	43	18
Pension contributions	(15)	(88)	(27)
Gain on dissolution of Sensia	(15)	—	—
Deferred income taxes	(85)	(114)	(68)
Net loss on disposition and impairment of property	—	13	—
Accounting method change for net legacy asbestos-related defense costs	—	91	—
Goodwill and intangible asset impairment	—	224	—
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments
Receivables	(9)	(117)	405
Inventories	(122)	55	132
Accounts payable	148	53	(291)
Contract liabilities	20	39	(7)
Compensation and benefits	73	168	(255)
Income taxes	3	(54)	(237)
Other assets and liabilities	110	72	(171)
Cash provided by operating activities	1,958	1,544	864
Investing activities:
Capital expenditures	(257)	(186)	(225)
Acquisition of businesses, net of cash acquired	—	—	(749)
Purchases of investments	(12)	(14)	(10)
Dissolution of Sensia, net of cash derecognized	(27)	—	—
Other investing activities	(5)	(16)	2
Cash used for investing activities	(301)	(216)	(982)
Financing activities:
Net issuance (repayment) of commercial paper	185	(134)	655
Issuance of short-term debt	33	513	19
Issuance of long-term debt	—	14	—
Repayment of short-term debt	(70)	(500)	—
Repayment of long-term debt	—	(303)	—
Payment of finance lease obligations	(62)	—	—
Cash dividends	(618)	(591)	(571)
Purchases of treasury stock	(1,256)	(425)	(595)
Proceeds from the exercise of stock options	95	101	39
Other financing activities	(1)	(10)	(50)
Cash used for financing activities	(1,694)	(1,335)	(503)
Effect of exchange rate changes on cash	2	4	12
Decrease in cash and cash equivalents	(35)	(3)	(609)
Cash and cash equivalents at beginning of year	468	471	1,080
Cash and cash equivalents at end of year	$433	$468	$471
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners’ equity
Balance at September 30, 2023	$181	$2,102	$9,255	$(790)	$(7,187)	$3,561	$182	$3,743
Net income (loss)	—	—	953	—	—	953	(5)	948
Other comprehensive income	—	—	—	18	—	18	—	18
Common stock issued (including share-based compensation impact)	—	86	—	—	53	139	—	139
Share repurchases	—	—	—	—	(600)	(600)	—	(600)
Cash dividends declared (1)	—	—	(573)	—	—	(573)	—	(573)
Balance at September 30, 2024	$181	$2,188	$9,635	$(772)	$(7,734)	$3,498	$177	$3,675
Net income (loss)	—	—	869	—	—	869	(120)	749
Other comprehensive income	—	—	—	115	—	115	—	115
Common stock issued (including share-based compensation impact)	—	95	—	—	93	188	—	188
Share repurchases	—	—	—	—	(423)	(423)	—	(423)
Cash dividends declared (1)	—	—	(593)	—	—	(593)	—	(593)
Retirement of treasury shares	(40)	—	(4,489)	—	4,529	—	—	—
Balance at September 30, 2025	$141	$2,283	$5,422	$(657)	$(3,535)	$3,654	$57	$3,711
Net income (loss)	—	—	1,409	—	—	1,409	(2)	1,407
Other comprehensive income	—	—	—	179	—	179	—	179
Common stock issued (including share-based compensation impact)	—	103	—	—	84	187	—	187
Share repurchases	—	—	—	—	(1,260)	(1,260)	—	(1,260)
Cash dividends declared (1)	—	—	(617)	—	—	(617)	—	(617)
Dissolution of Sensia	—	—	—	—	—	—	(53)	(53)
Balance at September 30, 2026	$141	$2,386	$6,214	$(478)	$(4,711)	$3,552	$2	$3,554
(1) Cash dividends were $5.52 per share in 2026; $5.24 per share in 2025; and $5.00 per share in 2024.
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
Dissolution of the Sensia Joint Venture
During the fourth quarter of fiscal 2025, as a result of the historical financial performance of the Sensia joint venture not achieving expectations, a strategic review by the partners resulted in a decision to pursue a dissolution. The decision by the joint venture partners was a triggering event that resulted in goodwill and intangible assets pre-tax, non-cash impairment charges of $161 million and $63 million, respectively, during the year ended September 30, 2025. As a result of the impairment, there is no remaining goodwill within the Sensia reporting unit. Remaining identifiable intangible asset balance for Sensia was $58 million as of September 30, 2025. The Sensia joint venture had historically been included in the Lifecycle Services reportable segment.
The dissolution of the Sensia joint venture was completed April 1, 2026. Upon the dissolution, the businesses contributed to the joint venture were distributed back to the respective joint venture partners at fair value and resulted in a $40 million cash payment from the joint venture partner to Rockwell Automation. Additionally, a payment will be made to account for the proportional distribution of the book value of working capital assets distributed to each joint venture partner at closing. As a result of closing the transaction, we derecognized net assets of $94 million, primarily consisting of (i) cash and cash equivalents of $47 million, (ii) receivables of $60 million, (iii) inventories of $54 million, (iv) other intangible assets of $56 million, (v) short-term debt of $89 million, and (vi) contract liabilities of $20 million. We recognized a pre-tax gain on the dissolution of Sensia of $15 million, which was recorded in Other income (expense) in the Consolidated Statement of Operations. We incurred $11 million of transaction costs during 2026, which were recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations.
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
Use of Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. We use estimates in accounting for, among other items, customer returns, rebates, and incentives; allowance for credit losses; excess and obsolete inventory; share-based compensation; acquisitions, including consolidation and intangible assets; goodwill and intangible asset impairment; product warranty obligations; capitalization of internal-use software; retirement benefits; litigation, claims, and contingencies, including legacy asbestos and environmental matters, conditional asset retirement obligations, and contractual indemnifications; leases; and income taxes. We account for changes to estimates and assumptions prospectively when warranted by factually-based experience.
Revenue Recognition
See Note 2 for our revenue recognition policy under Accounting Standards Codification (ASC) 606.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Receivables
We record an allowance for credit losses based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are recorded net of an allowance for credit losses of $15 million at September 30, 2026, and $21 million at September 30, 2025. The changes to our allowance for credit losses during the years ended September 30, 2026 and 2025, were not material and primarily consisted of current-period provisions, write-offs charged against the allowance, recoveries collected, and foreign currency translation.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Property
Property, including internal-use software and software to provide a service (e.g. SaaS arrangements), is recorded at cost. Equipment under finance leases are stated at the present value of minimum lease payments. We calculate depreciation of property using the straight-line method over 3 to 40 years for buildings and improvements, 3 to 20 years for machinery and equipment, and 3 to 10 years for computer hardware and internal-use software. We capitalize significant renewals and enhancements and write off replaced units. Implementation costs incurred in a cloud computing arrangement that is a service contract are recorded in Other current assets and Other assets on the Consolidated Balance Sheet and are amortized over the expected service period. We expense maintenance and repairs, as well as renewals of minor amounts. Property acquired during the year that is accrued within Accounts payable or Other current liabilities at year end is considered to be a non-cash investing activity and is excluded from cash used for capital expenditures in the Consolidated Statement of Cash Flows. Capital expenditures of $18 million, $56 million, and $42 million were accrued within Accounts payable and Other current liabilities at September 30, 2026, 2025, and 2024, respectively.
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
Significant assumptions used in the income approach include: management’s forecasted cash flows, including estimated future revenue growth rates and Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) margins, and a discount rate. Forecasts of future revenue growth and margins are based on management’s best estimates. The discount rate is determined using a weighted average cost of capital adjusted for risk factors specific to the reporting unit, including risks associated with revenue growth assumptions, historical performance, and industry-specific and economic factors. Significant assumptions used in the market multiples approach include the selection of the comparable public companies and selection of the appropriate market multiples.
We amortize all intangible assets with finite useful lives on a straight-line basis over their estimated useful lives. Useful lives assigned range from 3 to 15 years for trademarks, 5 to 20 years for customer relationships, 5 to 15 years for technology, and 5 to 30 years for other intangible assets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Cost of sales
Cost of sales includes material, labor and overhead costs directly attributable to (i) specific units of inventory produced, (ii) the delivery of specific services, or (iii) the fulfillment of current customer contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Engineering and Development Expenses
Engineering and development costs include research and development (R&D) and other engineering activities including routine enhancements or improvements to existing products, production lines, manufacturing processes and other ongoing operations that are not directly related to revenue generating customer contracts.
Research and Development Expenses
We expense research and development (R&D) costs as incurred; these costs were $504 million in 2026, $482 million in 2025, and $477 million in 2024. We include R&D expenses in Engineering and development in the Consolidated Statement of Operations. Engineering and development also includes routine enhancements or improvements to existing products, production lines, manufacturing processes, and other ongoing operations. See Basis of Presentation subsection above for more information on Engineering and development.
Income Taxes
We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the periods in which the temporary differences are expected to be recovered or settled. We establish valuation allowances when, based on available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized.
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
Earnings Per Share
We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing earnings available to common shareowners, which is income excluding the allocation to participating securities, by the weighted average number of common shares outstanding during the year, excluding restricted stock. Diluted EPS amounts are based upon the weighted average number of common and common-equivalent shares outstanding during the year. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of the amount the employee must pay upon exercise of the award and the amount of unearned share-based compensation costs attributed to future services. Share-based compensation awards for which the total employee proceeds of the award exceed the average market price of the same award over the period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation. Antidilutive share-based compensation awards for the years ended September 30, 2026 (0.3 million shares), 2025 (0.5 million shares), and 2024 (0.5 million shares), were excluded from the diluted EPS calculation. U.S. GAAP requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be treated as participating securities and included in the computation of EPS pursuant to the two-class method. Our participating securities are composed of restricted stock and non-employee director restricted stock units.
The following table reconciles basic and diluted EPS amounts (in millions, except per share amounts):

	2026	2025	2024
Net income attributable to Rockwell Automation, Inc.	$1,409	$869	$953
Less: Allocation to participating securities	(4)	(2)	(5)
Net income available to common shareowners	$1,405	$867	$948
Basic weighted average outstanding shares	111.5	112.7	114.0
Effect of dilutive securities
Stock options	0.5	0.4	0.5
Diluted weighted average outstanding shares	112.0	113.1	114.5
Earnings per share:
Basic	$12.60	$7.69	$8.32
Diluted	$12.54	$7.67	$8.28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Asbestos
We accrue for legacy asbestos-related matters based on an estimate of the ultimate liability of claims incurred, whether filed or not, including an estimate of future indemnity and defense costs. Accruals for claims, including defense costs, are recorded based on an analysis of claim and resolution activity by type, defense spending, national litigation trends, and pending and future claims. We utilize historical claim and defense costs trends, as well as an actuarial valuation in determining estimated required accruals, which we believe are probable and reasonably estimable. Our liabilities are undiscounted due to the subjectivity of the timing and/or amount of future cash payments.
At each balance sheet date, we review current asbestos payment and settlement activity, including asbestos-related defense costs, to determine whether our current accrual continues to be appropriate. Additionally, on an annual basis, we engage our third-party actuarial firm to assess whether there are new facts or trends impacting the accuracy of the actuarial valuation used to determine our current accrual. With the assistance of our third-party actuarial firm, we determined there have been no material changes to the assumptions used in our most recent actuarial analysis. See Note 17 for additional information.
In 2025, we elected to change our method of accounting for net legacy asbestos-related defense costs from expensing as incurred to accruing for all estimated future defense costs for both known and unknown claims, similar to how we account for indemnity costs. The defense costs were historically expensed as incurred due to volatility and unpredictability. Over time, more and better data has become available and we have deployed a consistent defense strategy, with dedicated in-house counsel and national counsel managing our cases, contributing to the quantity and quality of data available related to defense costs enabling our ability to reasonably estimate. In 2025, we engaged a third-party actuarial firm to provide actuarial modeling of estimated future defense and indemnity costs, together with our own review, we believe that we can now reasonably estimate future net legacy asbestos-related defense costs. Together, recognition of both claim indemnity and defense costs more accurately represent the estimated overall cost of resolving claims. We believe this broader accrual approach for net legacy asbestos-related defense costs is preferable and enhances the relevance and reliability of our financial reporting because it better reflects a more complete assessment of our obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
This accounting policy change in 2025 for defense costs was reflected as a change in accounting estimate effected by a change in accounting principle and is accounted for on a prospective basis. We recorded pre-tax expense in Other (expense) income in the Consolidated Statement of Operations of $136 million for the year ended September 30, 2025 ($103 million after tax or $0.91 per share), which includes charges for a change in accounting method of $91 million and indemnity accrual increase of $45 million. The total gross liability, including defense costs, was $441 million at September 30, 2025, and is included in Other current liabilities and Other liabilities. This liability, net of insurance recoveries recorded in Receivables and Other assets, was $151 million at September 30, 2025.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplier Financing Arrangements
We maintain agreements with third-party financial institutions that offer voluntary supply chain financing (SCF) programs to suppliers. The SCF programs enable suppliers, at their sole discretion, to sell their receivables to third-party financial institutions in order to receive payment on receivables earlier than the negotiated commercial terms between us and our suppliers. The sale of receivables by suppliers to third-party financial institutions is on terms negotiated between the supplier and the respective third-party financial institution. We agree on commercial terms for the goods and services procured from suppliers, including prices, quantities, and payment terms, regardless of whether the supplier elects to participate in the SCF programs. A supplier’s voluntary participation in the SCF programs has no bearing on our payment terms and we have no economic interest in a supplier’s decision to participate in the SCF programs. We agree to pay participating third-party financial institutions the stated amount of confirmed invoices from suppliers on the original maturity dates of the invoices.
Amounts outstanding related to SCF programs are included in Accounts payable in the Consolidated Balance Sheet and in changes in Accounts payable on the Consolidated Statement of Cash Flows. The impact of these programs is not material to our overall liquidity.
The rollforward of our outstanding obligations under the SCF programs is as follows (in millions):

	September 30,
	2026	2025
Balance at the beginning of the year	$68	$77
Invoices confirmed during the period	254	237
Payments made during the period	(236)	(246)
Balance at the end of the year	$86	$68
IEEPA Tariff Refund Claims and Related Customer Tariff Refund Program
In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (IEEPA) were not authorized. During the fourth quarter of fiscal 2026, we filed refund claims for the majority of our IEEPA tariffs paid which were subsequently approved and paid by U.S. Customs and Border Protection (CBP). We recognized $103 million of approved refunds as a reduction to cost of sales and $5 million of interest income in the Consolidated Statement of Operations for the year ended September 30, 2026. We recognize a refund when realizable in accordance with ASC 450, Contingencies.
In September 2026, we approved and communicated a refund program for customers who paid price increases on purchases of products that were impacted by IEEPA tariffs. We estimated the expected value of tariff refunds to be issued to customers under the refund program and recognized an accrual of $85 million as a reduction of sales in the Consolidated Statement of Operations for the year ended September 30, 2026. The customer tariff refund program will be completed in 2027.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, which requires expanded annual disclosures to the income tax rate reconciliation and the amount of income taxes paid. See Note 16 for expanded disclosures to comply with this standard.
Recently Issued Accounting Pronouncements
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Unfulfilled Performance Obligations
As of September 30, 2026, we expect to recognize approximately $1,370 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $785 million from our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of September 30, 2026.
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

	Year Ended September 30, 2026
	North America	Europe, Middle East, and Africa	Asia Pacific	Latin America	Other unallocated items (1)	Total
Intelligent Devices	$2,818	$691	$414	$262	$—	$4,185
Software & Control	1,946	412	301	159	—	2,818
Lifecycle Services	1,037	500	393	141	—	2,071
Other unallocated items (1)	—	—	—	—	(85)	(85)
Total Company Sales	$5,801	$1,603	$1,108	$562	$(85)	$8,989
 (1) Represents estimated refunds to customers under the customer tariff refund program. Refer to Note 1.

	Year Ended September 30, 2025
	North America	Europe, Middle East, and Africa	Asia Pacific	Latin America	Total
Intelligent Devices	$2,486	$608	$391	$271	$3,756
Software & Control	1,652	341	244	146	2,383
Lifecycle Services	1,132	539	389	143	2,203
Total Company Sales	$5,270	$1,488	$1,024	$560	$8,342

	Year Ended September 30, 2024
	North America	Europe, Middle East, and Africa	Asia Pacific	Latin America	Total
Intelligent Devices	$2,503	$615	$399	$287	$3,804
Software & Control	1,415	350	261	161	2,187
Lifecycle Services	1,135	539	413	186	2,273
Total Company Sales	$5,053	$1,504	$1,073	$634	$8,264
We conduct a significant portion of our business activities outside the United States. We attribute sales to the geographic regions based on the country of destination. Sales in North America include $5,381 million, $4,847 million, and $4,612 million related to the U.S. in 2026, 2025, and 2024, respectively.
In most countries, we sell primarily through independent distributors in conjunction with our direct sales force. Sales to each of our three largest distributors represented approximately 10 percent of our total sales in 2026, and collectively, sales to these three distributors represented approximately 30 percent of our total sales. Sales to these distributors are attributable to all three operating segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Liabilities
Contract liabilities primarily relate to consideration received in advance of performance under the contract.
Below is a summary of our Contract liabilities balance, the portion not expected to be recognized within twelve months is included within Other liabilities in the Consolidated Balance Sheet (in millions):

	September 30, 2026	September 30, 2025
Balance as of beginning of year	$695	$653
Balance as of end of period	695	695
The most significant changes in our Contract liabilities balance during both the twelve months ended September 30, 2026 and 2025, were due to amounts billed during the period, offset by revenue recognized on amounts billed during the period and revenue recognized that was included in the Contract liabilities balance at the beginning of the period.
In the twelve months ended September 30, 2026, we recognized revenue of approximately $514 million that was included in the Contract liabilities balance at September 30, 2025. In the twelve months ended September 30, 2025, we recognized revenue of approximately $545 million that was included in the Contract liabilities balance at September 30, 2024. In the twelve months ended September 30, 2024, we recognized revenue of approximately $584 million that was included in the Contract liabilities at September 30, 2023. We did not have a material amount of revenue recognized in the twelve months ended September 30, 2026, 2025 and 2024, from performance obligations satisfied or partially satisfied in previous periods.
Costs to Obtain and Fulfill a Contract
We capitalize and amortize certain incremental costs to obtain and fulfill contracts. These costs primarily consist of incentives paid to sales personnel, which are considered incremental costs to obtain customer contracts. We elected the practical expedient to expense incremental costs to obtain a contract when the contract has a duration of one year or less for most classes of contracts. Our capitalized contract costs, which are included in Other assets in our Consolidated Balance Sheet, are not significant as of September 30, 2026 and 2025. There was no impairment charge in relation to capitalized costs during the years ended September 30, 2025, 2024, and 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Goodwill and Other Intangible Assets
Changes in the carrying amount of Goodwill were (in millions):

	Intelligent Devices	Software & Control	Lifecycle Services	Total
Balance as of October 1, 2024
Gross carrying value of Goodwill	$900	$2,437	$814	$4,151
Accumulated impairment	—	—	(158)	(158)
	900	2,437	656	3,993
Impairment	—	—	(161)	(161)
Translation	4	3	—	7
Balance as of September 30, 2025
Gross carrying value of Goodwill	904	2,440	814	4,158
Accumulated impairment	—	—	(319)	(319)
	$904	$2,440	$495	$3,839
Translation	(10)	(8)	(4)	(22)
Balance as of September 30, 2026
Gross carrying value of Goodwill	894	2,432	810	4,136
Accumulated impairment	—	—	(319)	(319)
Goodwill	$894	$2,432	$491	$3,817
We performed our annual evaluation of goodwill and indefinite life intangible assets for impairment during the second quarter of fiscal 2026 and concluded that these assets were not impaired. For our annual evaluation, we performed quantitative tests for our Intelligent Devices, Software & Control, and Lifecycle Services reporting units. Refer to Note 1 for additional information on our goodwill impairment evaluations and 2025 impairments related to the dissolution of the Sensia joint venture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other intangible assets consist of (in millions):

	September 30, 2026
	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets
Software products	$107	$(92)	$15
Customer relationships	417	(158)	259
Technology	625	(320)	305
Trademarks	104	(51)	53
Other	3	(3)	—
Total amortized intangible assets	1,256	(624)	632
Allen-Bradley® trademark not subject to amortization	44	—	44
Other intangible assets	$1,300	$(624)	$676

	September 30, 2025
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Software products	$108	$(83)	$25
Customer relationships	569	(232)	337
Technology	698	(304)	394
Trademarks	131	(67)	64
Other	6	(6)	—
Total amortized intangible assets	1,512	(692)	820
Allen-Bradley® trademark not subject to amortization	44	—	44
Other intangible assets	$1,556	$(692)	$864
Software products represent costs of computer software to be sold, leased, or otherwise marketed. Software products amortization expense was $11 million in 2026, $11 million in 2025, and $12 million in 2024. Estimated total amortization expense for all amortized intangible assets is $123 million in 2027, $110 million in 2028, $73 million in 2029, $71 million in 2030, and $58 million in 2031.

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
Intangible assets identified include $270 million of technology, $41 million of trademarks, and $2 million of customer relationships. We assigned the full amount of goodwill and all other assets acquired to our Intelligent Devices segment. The goodwill recorded represents intangible assets that do not qualify for separate recognition. This goodwill arises because the purchase price for Clearpath reflects a number of factors including the future earnings and cash flow potential for the business and resulting synergies from the business portfolio and industry expertise. The goodwill is not deductible for tax purposes. The intangible assets were valued using an income approach, specifically the relief from royalty method and multi-period excess earnings method. The relief from royalty method calculates value based on hypothetical payments that would be saved by owning an asset rather than licensing it. The multi-period excess earnings method is the isolation of cash flows from a single intangible asset and measures fair value by discounting them to present value. These values are considered level 3 measurements under the U.S. GAAP fair value hierarchy. Refer to Note 1 for further information regarding levels in the fair value hierarchy. The key assumption requiring the use of judgement in the valuation of the technology asset was the obsolescence factor, where we estimated a phase out over 12 years; other assumptions included forecasted revenue growth rates and margin and the discount rate. The key assumption requiring the use of judgement in the valuation of the trademarks asset was the weighted average royalty rate of 2.05 percent; other assumptions included forecasted revenue growth rates and the discount rate.
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
Pro forma consolidated sales for the year ended September 30, 2024, were $8.3 billion, and the impact on earnings was not material. The preceding pro forma consolidated financial results of operations are as if the preceding 2024 acquisitions occurred on October 1, 2023. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the transaction occurred as of that time.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Inventories
Inventories consist of (in millions):

	September 30,
	2026	2025
Finished goods	$512	$502
Work in process	356	331
Raw materials	448	414
Inventories	$1,316	$1,247
6. Property, net
Property consists of (in millions):

	September 30,
	2026	2025
Land	$10	$5
Buildings and improvements	560	490
Machinery and equipment	1,548	1,533
Internal-use software	640	636
Construction in progress	146	130
Total	2,904	2,794
Less: Accumulated depreciation	(2,033)	(1,997)
Property, net	$871	$797
7. Long-term and Short-term Debt
Long-term debt consists of (in millions):

	September 30,
	2026	2025
6.70% debentures, payable in January 2028	250	250
3.50% notes, payable in March 2029	425	425
1.75% notes, payable in August 2031	450	450
6.25% debentures, payable in December 2037	250	250
4.20% notes, payable in March 2049	575	575
2.80% notes, payable in August 2061	450	450
5.20% debentures, payable in January 2098	200	200
Sensia loans from SLB, payable in October 2026	—	42
Unamortized discount, capitalized lease obligations and other	(29)	(26)
Total debt	2,571	2,616
Less: Current portion	(2)	(2)
Long-term debt	$2,569	$2,614
Our long-term debt and notes payable maturities in the next five years include a $250 million debt issuance that matures in fiscal year 2028, a $425 million note that matures in fiscal year 2029, and a $450 million note that matures in fiscal year 2031.
Our Short-term debt as of September 30, 2026 and 2025, included commercial paper borrowings of $707 million and $522 million, with a weighted average interest rate of 4.06 percent and 4.24 percent, and a weighted average maturity period of 19 days and 16 days, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In November 2025, we replaced our former $1.5 billion unsecured revolving credit facility with a new five-year $1.5 billion unsecured revolving credit facility, expiring in November 2030. This credit facility uses the secured overnight financing rate (SOFR) as the primary basis for determining interest payments. We can increase the aggregate amount of this credit facility by up to $750 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility during the quarter ended September 30, 2026, or against our prior credit facility during the quarter ended September 30, 2025. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA for the preceding four quarters to consolidated interest expense for the same period.
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
Separate short-term unsecured credit facilities of approximately $274 million at September 30, 2026, were available to non-U.S. subsidiaries, of which approximately $33 million was committed under letters of credit. Borrowings under our non-U.S. credit facilities at September 30, 2026 and 2025, were not significant. We were in compliance with all covenants under our credit facilities at September 30, 2026, and 2025. There are no significant commitment fees or compensating balance requirements under our credit facilities.
Interest payments were $132 million during 2026, $157 million during 2025, and $153 million during 2024.
The following table presents the carrying amounts and estimated fair values of Long-term debt in the Consolidated Balance Sheet (in millions):

	September 30, 2026		September 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$2	$2	$2	$2
Long-term debt	2,569	2,138	2,614	2,350
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Other Current Liabilities
Other current liabilities consist of (in millions):

	September 30,
	2026	2025
Unrealized losses on foreign exchange contracts (Note 11)	$15	$20
Product warranty obligations (Note 9)	21	23
Taxes other than income taxes	55	55
Legacy asbestos-related liabilities	33	34
Accrued interest	21	20
Income taxes payable	133	163
Operating lease liabilities	87	94
Other	157	96
Other current liabilities	$522	$505
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
Changes in product warranty obligations were (in millions):

	September 30,
	2026	2025
Beginning balance	$23	$24
Warranties recorded at time of sale	14	20
Adjustments to pre-existing warranties	4	(2)
Settlements of warranty claims	(20)	(19)
Ending balance	$21	$23
10. Investments
Our investments consist of (in millions):

	September 30,
	2026	2025
Equity securities (other)	103	105
Other	83	77
Long-term investments (1)	$186	$182
(1) Long-term investments are included in Other assets in the Consolidated Balance Sheet.
Equity Securities
Equity securities (other) consist of various securities that do not have a readily determinable fair value, which we account for using the measurement alternative under U.S. GAAP. These securities are recorded at the investment cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer in the Consolidated Balance Sheet. Observable price changes are classified as level 2 in the fair value hierarchy, as described in Note 1. The carrying values at both September 30, 2026 and 2025, include cumulative upward adjustments from observed price changes of $23 million. The carrying values at both September 30, 2026 and 2025, include cumulative downward adjustments from observed price changes and impairments of $17 million and $10 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We record gains and losses on investments within the Other income (expense) line in the Consolidated Statement of Operations. The gains and losses on investments we recorded for the following periods were (in millions):

	2026	2025	2024
Net loss on equity securities (other)	(7)	(3)	(1)
Equity method gain on Other investments	—	—	1
Gain or loss on fair value of investments	(7)	(3)	—

Total net unrealized loss on equity securities	$(7)	$(3)	$(1)
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
We enter into foreign currency forward exchange contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years (cash flow hedges). We report in Other comprehensive income the effective portion of the gain or loss on derivative financial instruments that we designate and that qualify as cash flow hedges. We reclassify these gains or losses into earnings in the same periods when the hedged transactions affect earnings. To the extent forward exchange contracts designated as cash flow hedges are ineffective, changes in value are recorded in earnings through the maturity date. There was no impact on earnings due to ineffective cash flow hedges in 2026, 2025, and 2024. At September 30, 2026, we had a U.S. dollar-equivalent gross notional amount of $861 million of foreign currency forward exchange contracts designated as cash flow hedges.
The pre-tax amount of gains (losses) recorded in Other comprehensive income related to cash flow hedges that would have been recorded in the Consolidated Statement of Operations had they not been so designated was (in millions):

	2026	2025	2024
Forward exchange contracts	$10	$7	$(21)
The pre-tax amount of (losses) gains reclassified from Accumulated other comprehensive income into the Consolidated Statement of Operations related to foreign currency forward exchange contracts designated as cash flow hedges, which offset the related gains and losses on the hedged items during the periods presented, was (in millions):

	2026	2025	2024
Sales	$1	$(1)	$2
Cost of sales	(4)	7	19
Interest expense	(4)	(4)	(4)
Total	$(7)	$2	$17
Approximately $3 million of pre-tax net unrealized losses on cash flow hedges as of September 30, 2026, will be reclassified into earnings during the next twelve months. We expect that these net unrealized losses will be offset when the hedged items are recognized in earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Investment Hedges
We use cross-currency swap contracts to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedges) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar (USD). The changes in the spot rates of these instruments are recorded in Accumulated other comprehensive loss within Shareowners’ equity, partially offsetting gains and losses recorded on our net investments globally. At September 30, 2026 and 2025, Accumulated other comprehensive loss from changes in the spot rates of these instruments was $47 million and $17 million, respectively. Any ineffective portions of net investment hedges are reclassified from Accumulated other comprehensive loss into earnings during the period of change. There was no impact on earnings due to ineffective net investment hedges in 2026, or 2025. The interest component from these swaps is recorded in Interest expense on the accompanying Consolidated Statement of Operations consistent with the classification of interest expense attributable to the underlying debt.
In 2025, we entered into several cross-currency swaps that we designated as after-tax net investment hedges of certain Euro (EUR), Swiss Franc (CHF), and Chinese Yuan (CNY) functional currency denominated subsidiaries. The cross-currency swaps exchange fixed-rate payments in EUR, CHF, and Chinese Yuan Renminbi (RMB) for fixed-rate receipts in USD. During 2026, we amended the CHF and CNY cross currency swaps to increase the gross notional amounts and extend their maturity dates. At the effective date of the amendments, the existing cross-currency swaps were de-designated from previous hedge accounting, and then designated as an after-tax net investment hedge of certain CHF and CNY functional currency denominated subsidiaries. At September 30, 2026 and 2025, the USD-equivalent gross notional amount of these cross-currency swaps totaled $850 million and $800 million, respectively.
Derivatives Not Designated as Hedging Instruments
Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. We enter into foreign currency forward exchange contracts that we do not designate as hedging instruments to offset the transaction gains or losses associated with some of these assets and liabilities. Gains and losses on derivative financial instruments for which we do not elect hedge accounting are recognized in the Consolidated Statement of Operations in each period, based on the change in the fair value of the derivative financial instruments. At September 30, 2026, we had a U.S. dollar-equivalent gross notional amount of $531 million of foreign currency forward exchange contracts not designated as hedging instruments.
The pre-tax amount of gains (losses) from forward exchange contracts not designated as hedging instruments recognized in the Consolidated Statement of Operations was (in millions):

	2026	2025	2024
Cost of sales	$(1)	$(10)	$3
Other income (expense)	(5)	9	(7)
Total	$(6)	$(1)	$(4)
Fair Value of Derivative Instruments
We recognize all derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheet. We value our forward exchange contracts using a market approach. We use a valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during fiscal 2026, 2025, or 2024. It is our policy to execute such instruments with major financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. We diversify our foreign currency forward exchange contracts and cross-currency swaps among counterparties to minimize exposure to any one of these entities. Our foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries. The U.S. dollar-equivalent gross notional amount of our forward exchange contracts totaled $1,392 million at September 30, 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of our derivatives and their location in our Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2026	September 30, 2025
Forward exchange contracts	Other current assets	$10	$4
Forward exchange contracts	Other assets	3	1
Forward exchange contracts	Other current liabilities	(9)	(12)
Forward exchange contracts	Other liabilities	(1)	(3)
Net investment hedges	Other liabilities	(61)	(22)
Total		$(58)	$(32)

		Fair Value (Level 2)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2026	September 30, 2025
Forward exchange contracts	Other current assets	$5	$3
Forward exchange contracts	Other current liabilities	(6)	(8)
Total		$(1)	$(5)
Refer to Note 1 for further information regarding levels in the fair value hierarchy.
12. Shareowners’ Equity
Common Stock
At September 30, 2026, the authorized stock of the Company consisted of one billion shares of common stock, par value $1.00 per share, and 25 million shares of preferred stock, without par value. At September 30, 2026, 14.6 million shares of authorized common stock were reserved for various incentive plans.
Changes in outstanding common shares are summarized as follows (in millions):

	2026	2025	2024
Beginning balance	112.4	113.1	114.8
Treasury stock purchases	(3.1)	(1.5)	(2.2)
Common stock issued (including share-based compensation impact)	0.6	0.8	0.5
Ending balance	109.9	112.4	113.1
At September 30, 2026, there were no outstanding common stock share repurchases recorded in Accounts payable. At September 30, 2025, there were $1 million outstanding common stock share repurchases recorded in Accounts payable that did not settle until 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss attributable to Rockwell Automation by component were (in millions):

	Pension and other postretirement benefit plan adjustments, net of tax (Note 14)	Accumulated currency translation adjustments, net of tax	Net unrealized (losses) gains on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2023	$(408)	$(365)	$(17)	$(790)
Other comprehensive income (loss) before reclassifications	(23)	66	(15)	28
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	(12)	(10)
Other comprehensive income (loss)	(23)	68	(27)	18
Balance as of September 30, 2024	$(431)	$(297)	$(44)	$(772)
Other comprehensive income before reclassifications	73	16	4	93
Amounts reclassified from accumulated other comprehensive income (loss)	23	—	(1)	22
Other comprehensive income	96	16	3	115
Balance as of September 30, 2025	$(335)	$(281)	$(41)	$(657)
Other comprehensive income (loss) before reclassifications	205	(61)	7	151
Amounts reclassified from accumulated other comprehensive loss	23	—	5	28
Other comprehensive income (loss)	228	(61)	12	179
Balance as of September 30, 2026	$(107)	$(342)	$(29)	$(478)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reclassifications out of Accumulated other comprehensive loss to the Consolidated Statement of Operations were (in millions):

	Year Ended September 30,			Affected Line in the Consolidated Statement of Operations
	2026	2025	2024
Pension and other postretirement benefit plan adjustments (1)
Amortization of net actuarial loss (gain)	$18	$29	$—	Other income (expense)
Settlement and curtailment charges	11	1	—	Other income (expense)
	29	30	—	Income before income taxes
	(6)	(7)	—	Income tax provision
	$23	$23	$—	Net income attributable to Rockwell Automation, Inc.

Net unrealized losses (gains) on cash flow hedges
Forward exchange contracts	$(1)	$1	$(2)	Sales
Forward exchange contracts	4	(7)	(19)	Cost of sales
Treasury locks related to 2019 and 2021 debt issuances	4	4	4	Interest expense
	7	(2)	(17)	Income before income taxes
	(2)	1	5	Income tax provision
	$5	$(1)	$(12)	Net income attributable to Rockwell Automation, Inc.

Accumulated currency translation adjustments	$—	$—	$2	Other income (expense)
Total reclassifications	$28	$22	$(10)	Net income attributable to Rockwell Automation, Inc.
(1) These components are included in the computation of net pension and postretirement benefits costs. See Note 14 for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Share-Based Compensation
During 2026, 2025, and 2024, we recognized $92 million, $85 million, and $100 million of pre-tax share-based compensation expense, respectively. The total income tax benefit related to share-based compensation expense was $14 million, $13 million, and $16 million during 2026, 2025, and 2024, respectively. As of September 30, 2026, total unrecognized compensation cost related to share-based compensation awards, net of estimated forfeitures, was $91 million, which we expect to recognize over a weighted average period of approximately 1.7 years.
During 2026, we adopted, and our shareowners approved, our 2026 Long-Term Incentives Plan (2026 Plan), which replaced our 2020 Long-Term Incentives Plan, as amended (2020 Plan), which replaced our 2012 Long-Term Incentives Plan, as amended (2012 Plan), and our 2003 Directors Stock Plan, as amended (Directors Plan). Our 2026 Plan authorizes us to deliver up to 10.6 million shares of our common stock upon exercise of stock options, upon grant, or in payment of stock appreciation rights, performance shares, performance units, restricted stock units, or restricted stock. Shares relating to awards under our 2020 Plan and 2012 Plan that terminate by expiration, forfeiture, cancellation, or otherwise without the issuance or delivery of shares or that are settled in cash in lieu of shares will be available for further awards under the 2026 Plan. Approximately 10.6 million shares under our 2026 Plan remain available for future grant or payment at September 30, 2026. We use treasury stock to deliver shares of our common stock under these plans. Our 2026 Plan does not permit share-based compensation awards to be granted after February 10, 2036.
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
The per share weighted average fair value of stock options granted during the years ended September 30, 2026, 2025, and 2024, was $117.15, $93.48, and $85.63, respectively. The total intrinsic value of stock options exercised was $90 million, $75 million, and $27 million during 2026, 2025, and 2024, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	2026	2025	2024
Average risk-free interest rate	3.74%	4.07%	4.22%
Expected dividend yield	1.37%	1.76%	1.79%
Expected volatility	31%	35%	34%
Expected term (years)	4.9	4.9	4.8
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
A summary of stock option activity for the year ended September 30, 2026, is as follows:

	Shares (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value of In-The-Money Options (in millions)
Outstanding at October 1, 2025	1,453	$233.92
Granted	201	402.20
Exercised	(449)	211.46
Forfeited	(7)	334.17
Canceled	(1)	350.76
Outstanding at September 30, 2026	1,197	270.06	5.5	$198
Exercisable at September 30, 2026	819	233.57	4.2	165
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
A summary of performance share activity for the year ended September 30, 2026, is as follows:

	Shares (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2025	169	$338.95
Granted (1)	51	591.67
Adjustment for performance results achieved (2)	(17)	340.77
Vested and issued	(35)	340.77
Forfeited	(4)	377.38
Outstanding at September 30, 2026	164	416.07
(1) Performance shares granted assuming achievement of performance goals at target.
(2) Adjustments were due to the number of shares vested under fiscal 2023 awards at the end of the three-year performance period ended September 30, 2025, being lower than the target number of shares.
The following table summarizes information about performance shares vested during the years ended September 30, 2026, 2025, and 2024:

	2026	2025	2024
Percent payout	70%	—%	92%
Shares vested (in thousands)	35	—	31
Total fair value of shares vested (in millions)	$14	$—	$9
For the three-year performance period ended September 30, 2026, the payout will be 116 percent of the target number of shares, with a maximum of approximately 70,000 shares to be delivered in payment under the awards in December 2026.
The per share fair value of performance share awards granted during the years ended September 30, 2026, 2025, and 2024, was $591.67, $387.72, and $295.06, respectively, which we determined using a Monte Carlo simulation and the following assumptions:

	2026	2025	2024
Average risk-free interest rate	3.59%	4.11%	4.45%
Expected dividend yield	1.37%	1.76%	1.79%
Expected volatility	32%	34%	30%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units
We grant restricted stock units to certain employees, and non-employee directors may elect to receive a portion of their compensation in restricted stock units. Restrictions on employee restricted stock and employee restricted stock units generally lapse over periods ranging from one to three years. If a non-employee director elects to receive a portion of their compensation in restricted stock units, they are generally payable upon retirement. We value restricted stock and restricted stock units at the closing market value of our common stock on the date of grant. The weighted average fair value of restricted stock and restricted stock unit awards granted during the years ended September 30, 2026, 2025, and 2024, was $402.40, $299.05, and $276.34, respectively. The total fair value of shares vested during the years ended September 30, 2026, 2025, and 2024, was $70 million, $64 million, and $60 million, respectively.
A summary of restricted stock and restricted stock unit activity for the year ended September 30, 2026, is as follows:

	Shares (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2025	325	$278.96
Granted	172	402.40
Vested	(174)	272.61
Forfeited	(12)	316.52
Outstanding at September 30, 2026	311	347.06
We also granted approximately 3,700 shares of unrestricted common stock to non-employee directors during the year ended September 30, 2026. The weighted average grant date fair value of the unrestricted stock awards granted during the years ended September 30, 2026, 2025, and 2024, was $405.81, $297.10, and $278.35, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Retirement Benefits
We sponsor funded and unfunded pension plans and other postretirement benefit plans for our employees. The pension plans provide for monthly pension payments to eligible employees after retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees are primarily based on specified benefit amounts and years of service. Effective July 1, 2010, we closed participation in our U.S. and Canada pension plans to employees hired after June 30, 2010. Employees hired after June 30, 2010, are instead eligible to participate in defined contribution plans. Effective October 1, 2010, we also closed participation in our U.K. pension plan to employees hired after September 30, 2010, and these employees are now eligible for a defined contribution plan. Benefits to be provided to plan participants hired before July 1, 2010, or October 1, 2010, respectively, are not affected by these changes. Our policy with respect to funding our pension obligations is to fund at a minimum the amount required by applicable laws and governmental regulations. We were not required to make contributions to satisfy minimum funding requirements in our U.S. pension plans in 2026, 2025, or 2024. We made a voluntary contribution of $70 million to our U.S. qualified pension plan in 2025. We did not make voluntary contributions to our U.S. qualified pension plan in 2026 or 2024.
We sponsor various defined contribution savings plans that allow eligible employees to contribute a portion of their income in accordance with plan specific guidelines. We contribute to savings plans and/or will match a percentage of the employee contributions up to certain limits. The Company contributions to defined contribution plans are based on age and years of service and range from 3 percent to 7 percent of eligible compensation. Expense related to these plans was $90 million in 2026, $85 million in 2025, and $92 million in 2024.
Other postretirement benefits are primarily in the form of retirement medical plans that cover certain employees in the U.S. and Canada and provide for the payment of certain medical costs of eligible employees and dependents after retirement. The postretirement benefit plan was closed to employees hired after December 31, 2004.
Net Periodic Benefit Cost
The components of net periodic benefit cost were (in millions):

	Pension Benefits			Other Postretirement Benefits
	2026	2025	2024	2026	2025	2024
Service cost	$38	$41	$37	$1	$1	$1
Interest cost	137	136	147	2	2	3
Expected return on plan assets	(170)	(167)	(170)	—	—	—
Amortization of net actuarial loss (gain)	16	27	(1)	2	2	1
Settlement and curtailment charges	11	1	—	—	—	—
Net periodic benefit cost	$32	$38	$13	$5	$5	$5
The service cost component is included in Cost of sales, Selling, general and administrative expenses, and Engineering and development in the Consolidated Statement of Operations. All other components are included in Other income (expense) in the Consolidated Statement of Operations.
In August 2026, we executed an agreement to transfer $247 million of pension plan obligations to an insurance company related to our qualified U.S. pension plan. This transaction was funded with existing plan assets of $233 million. The transfer did not change the benefits to be received by the affected participants. We recognized an $11 million pre-tax loss related to the settlement charge, which was recorded in Other income (expense) in the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant assumptions used in determining net periodic benefit cost were (in weighted averages):

	Pension Benefits			Other Postretirement Benefits
	2026	2025	2024	2026	2025	2024
U.S. Plans
Discount rate	5.35%	5.10%	6.10%	5.05%	4.91%	5.95%
Expected return on plan assets	7.00%	7.00%	7.00%	—	—	—
Compensation increase rate	3.50%	3.60%	3.60%	—	—	—
Non-U.S. Plans
Discount rate	4.07%	3.87%	4.65%	4.45%	4.45%	5.75%
Expected return on plan assets	5.31%	5.24%	5.13%	—	—	—
Compensation increase rate	2.85%	3.22%	3.24%	—	—	—
Net Benefit Obligation
Benefit obligation, plan assets, funded status, and net liability information is summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2026	2025	2026	2025
Benefit obligation at beginning of year	$2,931	$3,078	$41	$45
Service cost	38	41	1	1
Interest cost	137	136	2	2
Actuarial (gains) losses	(297)	(123)	3	4
Plan participant contributions	2	2	6	5
Benefits paid	(161)	(208)	(15)	(15)
Settlements and curtailments	(299)	(5)	—	—
Divestiture	—	—	(2)	—
Currency translation and other	(21)	10	—	(1)
Benefit obligation at end of year	2,330	2,931	36	41
Plan assets at beginning of year	2,810	2,779	—	—
Actual return on plan assets	147	143	—	—
Company contributions	15	88	9	10
Plan participant contributions	2	2	6	5
Benefits paid	(161)	(208)	(15)	(15)
Settlements and curtailments	(299)	(4)	—	—
Currency translation and other	(26)	10	—	—
Plan assets at end of year	2,488	2,810	—	—
Funded status of plans	$158	$(121)	$(36)	$(41)

Net amount on balance sheet consists of
Other assets	$435	$222	$—	$—
Compensation and benefits	(20)	(20)	(6)	(6)
Retirement benefits	(257)	(323)	(30)	(35)
Net amount on balance sheet	$158	$(121)	$(36)	$(41)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The actuarial gains recorded within the benefit obligation in 2026 were primarily the result of an increase in the discount rate for the U.S. Plans, which increased from 5.35 percent in 2025 to 6.70 percent in 2026. The actuarial gains recorded within the benefit obligation in 2025 were primarily the result of an increase in the discount rate for the U.S. Plans, which increased from 5.10 percent in 2024 to 5.35 percent in 2025. Approximately 65 percent of our 2026 global projected benefit obligation relates to our U.S. pension plan.
Amounts included in Accumulated other comprehensive loss, net of tax, which have not yet been recognized in net periodic benefit cost are as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2026	2025	2026	2025
Prior service (credit) cost	$(164)	$(154)	$4	$4
Net actuarial loss	255	475	11	10
Total	$91	$321	$15	$14
During 2026, we recognized settlement and curtailment charges of $11 million ($9 million net of tax) and net actuarial losses of $18 million ($14 million net of tax) in pension and other postretirement net periodic benefit cost, which were included in Accumulated other comprehensive loss at September 30, 2025.
The accumulated benefit obligation for our pension plans was $2,185 million and $2,771 million at September 30, 2026 and 2025, respectively.
Information regarding our pension plans with projected benefit obligations in excess of the fair value of plan assets (underfunded plans) are as follows (in millions):

	2026	2025
Projected benefit obligation	$300	$2,185
Fair value of plan assets	22	1,842
Information regarding our pension plans with accumulated benefit obligations in excess of the fair value of plan assets (underfunded plans) are as follows (in millions):

	2026	2025
Accumulated benefit obligation	$231	$274
Fair value of plan assets	2	9
Significant assumptions used in determining the benefit obligations were (in weighted averages):

	Pension Benefits		Other Postretirement Benefits
	2026	2025	2026	2025
U.S. Plans
Discount rate	6.70%	5.35%	6.30%	5.07%
Compensation increase rate	3.50%	3.50%	—	—
Health care cost trend rate (1)	—	—	9.11%	7.53%
Non-U.S. Plans
Discount rate	4.84%	4.07%	5.30%	4.45%
Compensation increase rate	2.88%	2.85%	—	—
Health care cost trend rate (1)	—	—	4.50%	4.50%
(1) The health care cost trend rate reflects the estimated increase in gross medical claims costs. As a result of the plan amendment adopted effective October 1, 2002, our effective per person retiree medical cost increase is zero percent beginning in 2005 for the majority of our postretirement benefit plans. For our other plans, we assume the gross health care cost trend rate will increase to 9.11 percent in 2027 and subsequently decrease to the expected terminal rate of 5.00 percent in 2035 for U.S. Plans and will not change in future periods for Non-U.S. Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Future Payments
We expect to contribute $35 million related to our global pension plans and $6 million to our postretirement benefit plans in 2027.
The following benefit payments, which include employees’ expected future service, as applicable, are expected to be paid (in millions):

	Pension Benefits	Other Postretirement Benefits
2027	$223	$6
2028	216	5
2029	212	5
2030	210	4
2031	215	4
2032-2036	1,003	14
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

	Target	September 30,
Asset Category	Allocations	2026	2025
Equity securities	32%	36%	45%
Debt securities	54%	55%	46%
Other	14%	9%	9%
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
As of September 30, 2026 and 2025, our pension plans do not directly own our common stock.
In certain countries where we operate, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, we typically make benefit payments directly from cash as they become due, rather than by creating a separate pension fund.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The valuation methodologies used for our pension plans’ investments measured at fair value are described as follows. There have been no changes in the methodologies used at September 30, 2026 and 2025.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our pension plans’ investments measured at fair value as of September 30, 2026 (in millions):

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash and cash equivalents	$44	$—	$—	$44
Equity securities
Preferred and common stock	303	—	—	303
Common collective trusts	—	231	—	231
Fixed income securities
Preferred and corporate debt	—	499	—	499
Government securities	285	19	—	304
Common collective trusts	—	117	—	117
Total U.S. Plans investments in fair value hierarchy	$632	$866	$—	1,498
U.S. Plans investments measured at NAV
Private equity and alternative equity				7
Total U.S. Plans investments				1,505
Non-U.S. Plans
Cash and cash equivalents	$10	$—	$—	$10
Equity securities
Preferred and common stock	163	—	—	163
Common collective trusts	—	204	—	204
Fixed income securities
Preferred and corporate debt	—	68	—	68
Government securities	—	—	—	—
Common collective trusts	—	386	—	386
Other types of investments
Real estate funds	—	61	—	61
Insurance contracts	—	—	66	66
Other	—	—	2	2
Total Non-U.S. Plans investments in fair value hierarchy	$173	$719	$68	$960
Non-U.S. Plans investments measured at NAV
Real estate funds				23
Total Non-U.S. Plans investments				983
Total investments measured at fair value				$2,488

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our pension plans’ investments measured at fair value as of September 30, 2025 (in millions):

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash and cash equivalents	$88	$—	$—	$88
Equity securities
Preferred and common stock	419	—	—	419
Common collective trusts	—	415	—	415
Fixed income securities
Preferred and corporate debt	—	478	—	478
Government securities	265	30	—	295
Common collective trusts	—	120	—	120
Total U.S. Plans investments in fair value hierarchy	$772	$1,043	$—	1,815
U.S. Plans investments measured at NAV
Private equity and alternative equity				6
Total U.S. Plans investments				1,821
Non-U.S. Plans
Cash and cash equivalents	$8	$—	$—	$8
Equity securities
Preferred and common stock	200	—	—	200
Common collective trusts	—	218	—	218
Fixed income securities
Preferred and corporate debt	—	79	—	79
Government securities	1	—	—	1
Common collective trusts	—	327	—	327
Other types of investments
Real estate funds	—	60	—	60
Insurance contracts	—	—	73	73
Other	—	—	1	1
Total Non-U.S. Plans investments in fair value hierarchy	$209	$684	$74	967
Non-U.S. Plans investments measured at NAV
Real estate funds				23
Total Non-U.S. Plans investments				989
Total investments measured at fair value				$2,810
The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2026 (in millions):

	Balance October 1, 2025	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, and Settlements, Net	Balance September 30, 2026
Non-U.S. Plans
Insurance contracts	$73	$—	$(6)	$(1)	$66
Other	1	—	—	1	2
	$74	$—	$(6)	$—	$68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2025 (in millions):

	Balance October 1, 2024	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, and Settlements, Net	Balance September 30, 2025
Non-U.S. Plans
Insurance contracts	$72	$—	$2	$(1)	$73
Other	2	—	—	(1)	1
	$74	$—	$2	$(2)	$74
15. Other Income (Expense)
The components of Other income (expense) were (in millions):

	2026	2025	2024
Interest income	$16	$13	$15
Royalty income	15	12	11
Net legacy asbestos and environmental charges	2	(154)	(21)
Non-operating pension and postretirement benefit credit (cost)	2	(1)	20
Fair value adjustments for earnout payments (Note 4)	—	7	31
Gain or loss on fair value of investments	(7)	(3)	—
Gain on dissolution of Sensia	15	—	—
Other	7	—	6
Other income (expense)	$50	$(126)	$62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Income Taxes
Selected income tax data (in millions):

	2026	2025	2024
Components of Income before income taxes
United States	$697	$280	$389
Non-United States	988	637	711
Total	$1,685	$917	$1,100

Components of Income tax provision
Current
United States	$159	$97	$78
Non-United States	179	169	128
State and local	25	16	14
Total current	363	282	220
Deferred
United States	(81)	(87)	(42)
Non-United States	8	(11)	(12)
State and local	(12)	(16)	(14)
Total deferred	(85)	(114)	(68)
Income tax provision	$278	$168	$152
Our final payment of $97 million related to the U.S. transition tax under the Tax Cuts and Jobs Act of 2017 (Tax Act) was paid in the second quarter of 2026 and was classified in Other current liabilities in the Consolidated Balance Sheet as of September 30, 2025. This amount was classified in Other liabilities in the Consolidated Balance Sheet as of September 30, 2024. Furthermore, taxes paid as a result of the transition tax was $78 million during the year ended September 30, 2025, and $58 million during the year ended September 30, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Effective Tax Rate Reconciliation
In accordance with the updated requirements of ASU 2023-09 for the year ended September 30, 2026, a reconciliation between the U.S. federal statutory rate and our effective tax rate was:

	2026
	Amount	Rate
US federal statutory income tax rate	$354	21.0%
Domestic federal
Tax credits
Research credits	(21)	(1.3)%
Foreign tax credit	(28)	(1.6)%
Nontaxable and nondeductible items	11	0.6%
Cross-border tax laws
Foreign Inclusions	7	0.4%
Foreign Derived Intangible Income Deduction	(11)	(0.6)%
Share Based Compensation	(20)	(1.2)%
Sensia Joint Venture Dissolution	(34)	(2.0)%
Other	(3)	(0.2)%
Domestic state and local income taxes, net of federal effect (1)	12	0.7%
Worldwide changes in unrecognized tax benefits	(11)	(0.7)%
Foreign tax effects
Singapore
Foreign rate differential	(78)	(4.6)%
BEPS Pillar Two Top up Tax	46	2.7%
Withholding Taxes	25	1.5%
Other	1	0.1%
Other Foreign Jurisdictions	28	1.7%

Total	$278	16.5%
(1) In 2026, state taxes in California, Illinois, Michigan, and Minnesota made up the majority (greater than 50 percent) of the tax effect of this category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The reconciliation between the U.S. federal statutory rate and our effective tax rate was:

	2025	2024
Statutory tax rate	21.0%	21.0%
State and local income taxes	(0.1)	0.2
Non-United States taxes	(3.8)	(4.2)
Repatriation of foreign earnings	1.0	0.9
Foreign-derived intangible income	(1.5)	(0.7)
Settlements with taxing authorities and tax refund claims	0.6	(1.2)
Change in valuation allowance (1)	3.6	0.5
Share-based compensation	(1.1)	(0.2)
Research and development tax credit	(2.9)	(2.0)
Other	1.5	(0.5)
Effective income tax rate	18.3%	13.8%
(1) During fiscal year 2025, the effective tax rate increased by 3.6 percent, resulting from a valuation allowance recorded on certain deferred tax assets of the Sensia joint venture and tax effects of the related impairment.
We operate in certain non-U.S. tax jurisdictions under government-sponsored tax incentive programs. The tax benefit attributable to these programs was $58 million ($0.52 per diluted share) in 2026, $45 million ($0.40 per diluted share) in 2025, and $36 million ($0.31 per diluted share) in 2024.
Deferred Taxes
The tax effects of temporary differences that give rise to our net deferred income tax assets (liabilities) consists of (in millions):

	2026	2025
Deferred income tax assets
Compensation and benefits	$34	$31
Inventory	26	24
Returns, rebates, and incentives	65	61
Retirement benefits	—	45
Environmental remediation and other site-related costs	23	25
Share-based compensation	21	23
Other accruals and reserves	491	470
Net operating loss carryforwards	14	62
Tax credit carryforwards	14	13
Capital loss carryforwards	72	16
Other	39	125
Subtotal	799	895
Valuation allowance	(21)	(129)
Net deferred income tax assets	778	766
Deferred income tax liabilities
Property	(62)	(60)
Intangible assets	(84)	(105)
Retirement benefits	(18)	—
Unremitted earnings of foreign subsidiaries	(36)	(45)
Deferred income tax liabilities	(200)	(210)
Total net deferred income tax assets	$578	$556
We provide for deferred taxes on the majority of earnings of our non-U.S. subsidiaries. We do not provide for deferred taxes on a limited number of our non-U.S. subsidiaries established in jurisdictions that apply significant restrictions for repatriating cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The amount of cumulative non-distributed earnings considered to be indefinitely reinvested outside the U.S. at September 30, 2026, is $183 million. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution of these earnings.
We believe it is more likely than not that we will realize our deferred tax assets through the reduction of future taxable income, other than for the deferred tax assets reflected below.
Tax attributes and related valuation allowances at September 30, 2026 consists of (in millions):

Tax attributes and related valuation allowances	Tax Benefit Amount	Valuation Allowance	Carryforward Period Ends
Non-United States net operating loss carryforward	$4	$—	2027	-	9/30/2044
Non-United States net operating loss carryforward	6	5	Indefinite
Non-United States capital loss carryforward	15	15	Indefinite
Non-United States credit carryforward	2	—	2029
United States capital loss carryforward	57	—	2030	-	2031
State and local net operating loss carryforward	4	—	2027	-	2046
State tax credit carryforward	12	—	2046	-	2076
Subtotal	100	20
Other deferred tax assets	1	1	Indefinite
Total	$101	$21
Income Taxes Paid
In accordance with the updated requirements of ASU 2023-09 for the year ended September 30, 2026, cash paid for income taxes was as follows:

2026
US Federal	$162
US State and Local	20
Foreign
Switzerland	35
Singapore	49
Other	96
Subtotal	$180

Total	$362
Cash paid directly to tax authorities for income taxes was $356 for the year ended September 30, 2025 and $479 for the year ended September 30, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unrecognized Tax Benefits
A reconciliation of our gross unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2026	2025	2024
Gross unrecognized tax benefits balance at beginning of year	$29	$25	$10
Additions based on tax positions related to the current year	3	5	5
Additions based on tax positions related to prior years	—	2	10
Reductions based on tax positions related to prior years	(5)
Reductions related to settlements with taxing authorities	(5)	(1)	—
Reductions related to lapses of statute of limitations	(3)	(2)	—
Gross unrecognized tax benefits balance at end of year	$19	$29	$25
The amount of gross unrecognized tax benefits that would reduce our effective tax rate if recognized was $19 million, $29 million, and $25 million at September 30, 2026, 2025, and 2024, respectively.
Accrued interest and penalties related to unrecognized tax benefits were $2 million, at September 30, 2026, 2025, and 2024, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision. (Expenses) benefits recognized in 2026, 2025, were $0 million, and in 2024 ($1) million.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $9 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $10 million.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal and state and local income tax examinations for years before 2018 and non-U.S. income tax examinations for years before 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Commitments and Contingencies
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
Based on our assessment, we believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material effect on our business, financial condition, or results of operations. We cannot assess the possible effect of compliance with future requirements. Environmental remediation cost liabilities, net of related expected recoveries, were $45 million and $49 million as of September 30, 2026 and 2025, respectively.
Conditional Asset Retirement Obligations
We accrue for costs related to a legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development, or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional. Identified conditional asset retirement obligations include asbestos abatement and remediation of soil contamination beneath current and previously divested facilities and lease restoration costs. We estimate conditional asset retirement obligations using site-specific knowledge and historical industry expertise. There have been no significant changes in liabilities incurred, liabilities settled, accretion expense, or revisions in estimated cash flows for the years ended September 30, 2026, 2025, and 2024. Conditional asset retirement obligations, net of related expected recoveries, were $48 million and $51 million as of September 30, 2026 and 2025, respectively.
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
Additionally, we have maintained insurance coverage that includes indemnity and defense costs, over and above self-insured retentions, for many of these asbestos claims. We believe these arrangements will provide substantial coverage for future defense and indemnity costs for these claims for many years into the future. The uncertainties of claim litigation make it difficult to predict accurately the ultimate outcome. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting claim litigation or the settlement process. Subject to these uncertainties and based on our experience defending these claims, we do not believe these lawsuits will have a material effect on our business, financial condition, or results of operations. In the fourth quarter of 2025, we elected to change our method of accounting for net legacy asbestos-related defense costs from expensing as incurred to accruing for all estimated future defense costs. See Note 1 for further information on this change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Legacy asbestos liabilities and receivables from insurance recoveries are recorded as follows in the Consolidated Balance Sheet (in millions):

	September 30,
	2026	2025
Receivables	$21	$22
Other assets	251	268
Other current liabilities	(33)	(34)
Other liabilities	(384)	(407)
Net exposure	$(145)	$(151)
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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale and at times in other contracts with third parties. As of September 30, 2026, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition, or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition, or results of operations in a particular period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Restructuring Charges
In 2026, we recorded restructuring charges of $25 million related to actions in conjunction with an enterprise-wide comprehensive program to optimize cost structure and expand margins. The charges are for severance benefits. In the Consolidated Statement of Operations for the year ended September 30, 2026, $4 million of the charges were recorded in Cost of sales, and $21 million were recorded in Selling, general and administrative expenses.
In 2024, we recorded restructuring charges of $97 million related to actions in conjunction with an enterprise-wide comprehensive program to optimize cost structure and expand margins. The charges include $92 million for severance benefits and $5 million for strategic advisory services related to the targeted severance actions. In the Consolidated Statement of Operations for the year ended September 30, 2024, $22 million of the charges were recorded in Cost of sales, $66 million were recorded in Selling, general and administrative expenses, and $9 million were recorded in Engineering and Development.
We expect the total cash expenditures associated with these restructuring actions to be $115 million. We expect that remaining severance benefit payments will be substantially completed during 2027.
The following is a reconciliation of the accrued liabilities related to these restructuring actions (in millions):

	Severance Benefits	Other	Total
Balance as of September 30, 2023	$—	$—	$—
Restructuring Charges	92	5	97
Payments	(22)	(5)	(27)
Balance as of September 30, 2024	$70	$—	$70
Restructuring Reversal	(5)	—	(5)
Payments	(38)	—	(38)
Balance as of September 30, 2025	$27	$—	$27
Restructuring Charges	25	—	25
Payments	(22)	—	(22)
Balance as of September 30, 2026	$30	$—	$30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Leases
We have operating leases primarily for real estate, vehicles, and equipment. We have finance leases primarily for equipment. Our leases have remaining lease terms from less than one year to approximately 14 years.
The components of lease expense were (in millions):

	2026	2025	2024
Operating lease expense (1)	$112	$115	$110
Variable lease expense (2)	21	21	20
Finance lease expense, amortization of right-of-use assets	5	6	8
Total lease expense	$138	$142	$138
(1) Operating lease expense includes short-term lease expense, which was not material.
(2) Variable lease expense includes sublease income, which was not material.
Supplemental balance sheet information related to leases consists of:

	2026	2025
Weighted average remaining lease term
Operating leases	5.6 years	6.0 years
Finance leases	2.5 years	3.5 years
Weighted average discount rate
Operating leases	4.00%	3.81%
Finance leases	3.90%	3.73%
Undiscounted maturities of lease liabilities as of September 30, 2026, were (in millions):

	Finance Leases	Operating Leases
2027	$2	$105
2028	2	86
2029	—	63
2030	—	47
2031	—	31
Thereafter	—	81
Total undiscounted lease payments	$4	$413
Less: Imputed interest	—	(43)
Total lease liabilities	$4	$370
As of September 30, 2026, we have additional operating leases for facilities that have not yet commenced with undiscounted lease obligations of approximately $6 million. These leases will commence in fiscal 2027.
Supplemental cash flow information related to leases consists of (in millions):

	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$114	$117	$110
Financing cash flows from finance leases	64	6	10
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$53	$68	$163
Financing leases	62	—	9

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
Intelligent Devices
The Intelligent Devices operating segment combines a comprehensive portfolio of smart products that create the foundation of an agile, resilient, and sustainable production system. This comprehensive portfolio includes:
•Power and Motion - Low voltage variable frequency drives as well as servo drives, servo control, rotary servo motors, linear actuators, and independent cart technologies;
•Intelligent Packaged Power - Medium voltage variable frequency drives as well as low and medium voltage motor control;
•Autonomous Mobile Robots - Offering a comprehensive portfolio of production logistics technologies;
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sales and operating results of our reportable segments were (in millions):

	2026
	Intelligent Devices	Software & Control	Lifecycle Services	Total
Sales	$4,185	$2,818	$2,071	$9,074
Other unallocated items (1)				$(85)
Total sales				8,989

Less:
Segment cost of sales	(2,276)	(847)	(1,369)
Segment selling, general and administrative expenses	(801)	(637)	(344)
Segment engineering and development expenses	(275)	(393)	(46)
Other segment items (2)	6	11	—
Segment operating earnings	$839	$952	$312	2,103
Corporate and other				(116)
Other unallocated items (1)				10
Non-operating pension and postretirement benefit credit				2
Amortization of acquisition-related intangible assets (3)				(120)
Impairment of intangible assets				—
Net legacy asbestos and environmental charges				2
Gain or loss on fair value of investments				(7)
Restructuring charges				(25)
Charitable contributions				(50)
Gain on dissolution of Sensia, net of transaction costs				4
Interest expense, net				(118)
Income before income taxes				$1,685
(1) Includes an $85 million reduction of sales for the customer tariff refund program, a $103 million reduction of cost of sales for IEEPA tariff refunds received, and $8 million of related non-recurring charges. Refer to Note 1.
(2) Other segment items are primarily comprised of foreign currency adjustments for each segment.
(3) Amortization of acquisition-related intangibles excludes amortization of internally developed and capitalized intangible software products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2025
	Intelligent Devices	Software & Control	Lifecycle Services	Total
Sales	$3,756	$2,383	$2,203	$8,342
Other unallocated items				—
Total Sales				8,342

Less:
Segment cost of sales	(2,045)	(697)	(1,459)
Segment selling, general and administrative expenses	(761)	(612)	(377)
Segment engineering and development expenses	(266)	(361)	(52)
Other segment items (1)	(8)	(5)	4
Segment operating earnings	$676	$708	$319	1,703
Corporate and other				(125)
Other unallocated items				—
Non-operating pension and postretirement benefit cost				(1)
Amortization of acquisition-related intangible assets (2)				(141)
Impairment of intangible assets				(224)
Net legacy asbestos and environmental charges				(154)
Gain or loss on fair value of investments				(3)
Restructuring reversals				5
Charitable contributions				—
Gain on dissolution of Sensia, net of transaction costs				—
Interest expense, net				(143)
Income before income taxes				$917
(1) Other segment items are primarily comprised of foreign currency adjustments for each segment.
(2) Amortization of acquisition-related intangibles excludes amortization of internally developed and capitalized intangible software products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2024
	Intelligent Devices	Software & Control	Lifecycle Services	Total
Sales	$3,804	$2,187	$2,273	$8,264
Other unallocated items				—
Total Sales				8,264

Less:
Segment cost of sales	(2,072)	(678)	(1,496)
Segment selling, general and administrative expenses	(783)	(630)	(363)
Segment engineering and development expenses	(254)	(351)	(46)
Other segment items (1)	5	2	(3)
Segment operating earnings	$700	$530	$365	1,595
Corporate and other (2)				(114)
Other unallocated items				—
Non-operating pension and postretirement benefit credit				20
Amortization of acquisition-related intangible assets (3)				(144)
Impairment of intangible assets				—
Net legacy asbestos and environmental charges				(21)
Gain or loss on fair value of investments				—
Restructuring charges				(97)
Charitable contributions				—
Gain on dissolution of Sensia, net of transaction costs				—
Interest expense, net				(139)
Income before income taxes				$1,100
(1) Other segment items are primarily comprised of foreign currency adjustments for each segment, adjustments related to acquisition earnouts for Intelligent Devices, and income from royalties for Software and Control.
(2) Legacy asbestos and environmental charges were previously included in Corporate and other. 2024 has been recast to conform with current year presentation.
(3) Amortization of acquisition-related intangibles excludes amortization of internally developed and capitalized intangible software products.
Among other considerations, we evaluate segment performance and allocate resources based upon segment operating earnings before corporate and other, other unallocated items, non-operating pension and postretirement benefit credit (cost), amortization of acquisition-related intangible assets, impairment of intangible assets, net legacy asbestos and environmental charges, gain or loss on fair value of investments, restructuring charges aligned with enterprise-wide strategic initiatives, charitable contributions, gain on dissolution of Sensia, net of transaction costs, and interest expense, net. Our chief operating decision maker (CODM), our Chief Executive Officer, uses segment operating earnings as the key performance metric to regularly monitor performance compared to prior periods, annual operating plan, and forecasts and to make decisions. We do not report total assets or capital expenditures by segment for internal reporting purposes as our CODM does not assess performance, make strategic decisions, or allocate resources based on assets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the provision for depreciation and amortization for each of the reportable segments and Corporate (in millions):

	2026	2025	2024
Depreciation and amortization
Intelligent Devices	$83	$62	$58
Software & Control	75	74	68
Lifecycle Services	31	43	43
Corporate	5	5	4
Total	194	184	173
Amortization of acquisition-related intangible assets	120	141	144
Total	$314	$325	$317

We conduct a significant portion of our business activities outside the United States. The following table presents our Property, net of accumulated depreciation and Operating lease right-of-use assets by geographic region (in millions):

	2026	2025	2024
North America	$700	$659	$692
Europe, Middle East and Africa	239	261	246
Asia Pacific	189	187	162
Latin America	93	93	100
Total	$1,221	$1,200	$1,200

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners and the Board of Directors of
Rockwell Automation, Inc.
Milwaukee, Wisconsin
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of September 30, 2026 and 2025, and the related consolidated statements of operations, comprehensive income, cash flows, and shareowners’ equity, for each of the three years in the period ended September 30, 2026, and the related notes and the schedule listed in the Index at Item 15 (a)(2) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2026, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company elected to change its method of accounting for asbestos-related defense costs to accrue for all estimated future defense costs for both known and unknown claims during the year ended September 30, 2025.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
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
Commitments and Contingent Liabilities - Asbestos - Refer to Note 17 to the financial statements
Critical Audit Matter Description
The Company has been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of their products many years ago, including products from divested businesses for which the Company has agreed to defend and indemnify claims. As of September 30, 2026, the Company has recorded an estimated liability with respect to the Company's asbestos-related matters, including defense costs. The Company uses a third-party actuarial valuation firm to assist in determining certain assumptions and in calculating the estimated liability. The estimated liability is based on currently available information and assumptions, including projections of future claims, dismissal rates, average settlement values, inflation rates, and the ratio of defense costs to indemnity payments. The total liability, including defense costs, is $418 million at September 30, 2026.
We identified the asbestos claim liability as a critical audit matter because of the significant judgments made by management to estimate the liability. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to estimated future claims, the expected resolution or outcome of these claims, and the estimated claim resolution costs and defense costs.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the asbestos liability included the following, among others:
•We tested the effectiveness of internal controls over the valuation of the liability, including relevant assumptions related to estimated future claims, the expected resolution or outcome of these claims, and the estimated claim resolution costs and defense costs, and the work of management’s expert.
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
◦With the assistance of our actuarial specialists, we evaluated the reasonableness of the Company’s methods in determining the estimates for indemnity and defense costs on claims.

/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
November 12, 2026
We have served as the Company’s auditor since 1967.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness, as of September 30, 2026, of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2026.
The effectiveness of our internal control over financial reporting, as of September 30, 2026, has been audited by Deloitte & Touche LLP, as stated in their report that is included on the previous page.
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
Item 9B. Other Information
During the quarter ended September 30, 2026, the following officers of the Company adopted a Rule 10b5-1 trading arrangement which is intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act, with such details of the arrangement as further follows:
Matheus De A G Viera Bulho, Senior Vice President, Software and Control, adopted a Rule 10b5-1 trading arrangement on August 31, 2026, that will terminate on the earlier of April 30, 2027, or the execution of all trades in the trading arrangement. Mr. Bulho’s trading arrangement covers the sale of 1,700 long shares of the Company’s common stock.
Rebecca W. House, Senior Vice President, Chief People and Legal Officer, adopted a Rule 10b5-1 trading arrangement on August 31, 2026, that will terminate on the earlier of February 7, 2027, or the execution of all trades in the trading arrangement. Ms. House’s trading arrangement covers the sale of 4,825 long shares of the Company’s common stock.
Cyril Perducat, Senior Vice President and Chief Technology Officer adopted a Rule 10b5-1 trading arrangement on August 31, 2026, that will terminate on the earlier of February 29, 2028, or the execution of all trades in the trading arrangement. Mr. Perducat’s trading arrangement covers the sale of shares to generate approximately $300,000 worth of proceeds.
During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, no director of the Company adopted or terminated a Rule 10b5-1 trading arrangement, and no officer of the Company terminated a Rule 10b5-1 trading arrangement.
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
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to the sections entitled Executive Compensation, Election of Directors, Director Compensation, Corporate Governance, and Compensation and Talent Management Committee Report in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Other than the information below, the information required by this Item 12 is incorporated by reference to the section entitled Stock Ownership Information in the Proxy Statement.
The following table provides information, as of September 30, 2026, about our common stock that may be issued upon the exercise of options, warrants, and rights granted to employees, consultants, or directors under all of our existing equity compensation plans.

	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by shareowners	1,842,212	(1)	$270.06	(2)	10,583,451	(3)
Equity compensation plans not approved by shareowners	—		n/a		—
Total	1,842,212		$270.06		10,583,451
(1) Represents outstanding options, shares issuable in payment of outstanding performance shares (at maximum payout), and restricted stock units under our 2026 Long-Term Incentives Plan, 2020 Long-Term Incentives Plan, and 2012 Long-Term Incentives Plan.
(2) Represents the weighted average exercise price of outstanding options and does not take into account the performance shares and restricted stock units.
(3) Represents shares available for future issuance under our 2026 Long-Term Incentives Plan.

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
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedule, and Exhibits
(1)Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries)
(2)Financial Statement Schedule for the years ended September 30, 2026, 2025, and 2024

Page
Schedule II—Valuation and Qualifying Accounts	102
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

*10-b-10
Form of Stock Option Agreement for U.S. Employees under the Company’s 2026 Long-Term Incentives Plan for options awarded to executive officers of the Company after February 10, 2026, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, is hereby incorporated by reference.

*10-b-11
Form of Restricted Stock Unit Agreement for U.S. Employees under the Company’s 2026 Long-Term Incentives Plan for restricted stock units awarded to executive officers of the Company after February 10, 2026, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, is hereby incorporated by reference.

*10-b-12
Form of Performance Share Agreement for U.S. Employees under the Company’s 2026 Long-Term Incentives Plan for performance shares awarded to executive officers of the Company after February 10, 2026, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, is hereby incorporated by reference.

*10-b-13	Copy of the Company’s 2026 Long-Term Incentives Plan, filed as Exhibit 4-c to the Company’s Registration Statement on Form S-8 (No. 333-293518), is hereby incorporated by reference.
*10-b-14
Form of Restricted Stock Unit Agreement for Directors under the Company’s 2026 Long-Term Incentives Plan for restricted stock units awarded to directors of the Company after February 17, 2026, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, is hereby incorporated by reference.

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

10-j-1
$1,500,000,000 Five-Year Credit Agreement dated as of November 18, 2025, among the Company, the Banks listed on the signature pages thereof and Bank of America, N.A., as Administrative Agent, filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated November 21, 2025, is hereby incorporated by reference.

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
Christian E. Rothe
Senior Vice President and
Chief Financial Officer
Dated: November 12, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 12th day of November 2026 by the following persons on behalf of the registrant and in the capacities indicated.

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

David A. Zapico*
Director

*By	/s/ REBECCA W. HOUSE
Rebecca W. House, Attorney-in-fact**

**By	authority of powers of attorney filed herewith

SCHEDULE II
ROCKWELL AUTOMATION, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2026, 2025, and 2024
(in millions)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (2)	Balance at End of Year
Description
Year ended September 30, 2026
Allowance for credit losses (1)	$21	$1	$—	$7	$15
Valuation allowance for deferred tax assets	129	4	—	112	21
Year ended September 30, 2025
Allowance for credit losses (1)	$22	$5	$—	$6	$21
Valuation allowance for deferred tax assets	98	44	—	13	129
Year ended September 30, 2024
Allowance for credit losses (1)	$17	$13	$—	$8	$22
Valuation allowance for deferred tax assets	89	11	2	4	98
(1) Includes allowances for current and other long-term receivables.
(2) Consists of amounts written off for the allowance for credit losses and adjustments to previously recorded valuation allowances resulting from our ability to utilize foreign tax credits, capital losses, or net operating loss carryforwards, including reductions associated with the Sensia dissolution.

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